Form 10-K
period 1996-06-30
HOME FINANCIAL BANCORP
filed 1996-09-30
CIK 1009242

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number              0-28510

                             HOME FINANCIAL BANCORP
             (Exact name of registrant as specified in its charter)

                 INDIANA                                   35-1975585
      (State or other Jurisdiction               (I.R.S. Employer Identification
    of Incorporation or Organization)                        Number)

279 East Morgan Street, Spencer, Indiana                      47460
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number including area code:
                                                     (812) 829-2095

Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements  for the past 90 days.  YES X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of September 20, 1996, was $5,612,772.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of September 20, 1996, was 505,926 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                            Exhibit Index on Page __
                               Page 1 of __ Pages

                                     PART I

Item 1.       Business.

General

       Home Financial Bancorp (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February, 1996, to become a bank holding company upon its acquisition of all the issued and outstanding capital stock of Owen Community Bank, s.b. (the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on July 1, 1996; therefore, all historical financial and other data contained herein relates solely to the Bank. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of common stock, $1.00 par value per share, of the Bank. The Bank was organized under the name Owen County Savings and Loan Association in 1911. In 1972, the Bank converted to a federally chartered savings and loan and changed its name to Owen County Federal Savings and Loan Association, and in 1989, the Bank converted to a federally chartered savings bank known as Owen County Federal Savings Bank. In 1994, the Bank became an Indiana savings bank known as Owen Community Bank, s.b. The Bank's principal business consists of attracting deposits from the general public and originating long-term adjustable-rate loans secured primarily by first mortgage liens on one- to four-family real estate. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

         The Bank is the oldest continuously operating financial institution headquartered in Owen County, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) indemnification mortgage loans ("ID Mortgage Loans"); (iii) mobile home loans; (iv) combination land-mobile home loans ("Combo Loans"); (v) construction loans; (vi) share loans; (vii) nonresidential real estate loans; (viii) multi-family loans; (ix) installment loans; (x) NOW accounts; (xi) passbook savings accounts; and (xii) certificates of deposit. The Company conducts business out of its main office located in Spencer, Indiana. The Bank is and historically has been a significant real estate mortgage lender in Owen County, Indiana, originating approximately 14.4% of the mortgages recorded in Owen County during the calendar year ended December 31, 1995.

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One-to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 66.1% of the Bank's total loan portfolio at June 30, 1996. The Bank also offers mobile home loans, multi-family mortgage loans, nonresidential real estate loans, Combo Loans and consumer loans. Mobile home loans and Combo Loans totaled approximately 4.5% and 12.7% of the Bank's total loan portfolio at June 30, 1996, respectively. Mortgage loans secured by multi-family properties and nonresidential real estate totaled approximately 2.2% and 9.2%, respectively, of the Bank's total loan portfolio at June 30, 1996. Consumer loans constituted approximately 4.0% of the Bank's total loan portfolio at June 30, 1996.

Asset/Liability Management

         The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, the Bank uses the net portfolio value ("NPV") methodology recently proposed by the OTS as part of the OTS' proposed capital regulations. Although this methodology has not been implemented by the OTS and the Bank would not be subject to the methodology if adopted in its current form, the application of the NPV methodology assists the Bank in monitoring its interest rate risk.

         Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If, under the OTS' proposed NPV methodology, an increase or a decrease in market rates would result in a decrease of more than 2% in the present value of an institution's assets and such institution is required to comply with the NPV regulation, the institution would be required to deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital.

         At June 30, 1996, 2% of the present value of the Bank's assets was approximately $792,000. Because the interest rate risk of a 200 basis point decrease in market interest rates (which was greater than the interest rate risk of a 200 basis point increase) was $339,000 at June 30, 1996, the Bank would not have been required to deduct any dollar amount from its capital under the OTS' proposed methodology.

         Presented below, as of June 30, 1996, is an analysis prepared by Sendero Corporation of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 200 basis point increments in market interest rates.

                                            Net Portfolio Value                               NPV as % of PV of Assets
      Change               -----------------------------------------------------           -----------------------------
     In Rates              $ Amount            $ Change              % Change              NPV Ratio          Change
     --------              --------            --------              --------              ---------          ------
                                       (Dollars in thousands)
       400 bp *            $3,091             $ (347)                 (10.09)%              8.30%              (31) bp
     + 200 bp               3,367                (71)                  (2.07)               8.75                 7  bp
         0 bp               3,438                ---                     ---                8.68               ---
     - 200 bp               3,099               (339)                  (9.86)               7.68              (100) bp
     - 400 bp               3,181               (257)                  (7.48)               7.67              (101) bp

          Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

     Pre-Shock NPV Ratio: NPV as % of PV of Assets...............        8.68%
     Exposure Measure: Post-Shock NPV Ratio......................        7.68%
     Sensitivity Measure: Change in NPV Ratio....................         100 bp
     Change in NPV as % of PV of Assets..........................        9.84%
     Interest Rate Risk Capital Component........................         ---

*  Basis points.

         An additional key element in the Bank's asset/liability plan is to protect net earnings from changes in interest rates by reducing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. This assumes that assets reprice based on assumptions indicated below the following table. The difference between interest-earning assets anticipated by the Bank to mature or reprice within one year and interest-bearing liabilities anticipated by the Bank to mature or reprice within one year, as a percentage of earning assets (the "Interest Rate Gap") was positive 10.6% as of June 30, 1996. A positive Interest Rate Gap leaves the Bank's earnings vulnerable to periods of declining interest rates because during such periods the interest income earned on assets will generally decrease more rapidly than the interest expense paid on liabilities. Conversely, in a rising interest rate environment, the total income earned on assets will generally increase more rapidly than the interest expense paid on liabilities. A negative Interest Rate Gap would have the opposite effect. The Bank's management believes that the Bank's Interest Rate Gap has generally been maintained within an acceptable range in view of the prevailing interest rate environment.

         The following table illustrates the projected maturities and the repricing of the major consolidated asset and liability categories of the Bank as of June 30, 1996. Maturity and repricing dates have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. The information presented in the following table is derived from data maintained by the Bank or furnished by the Sendero Corporation.


                                                                            At June 30, 1996
                                                                       Maturing or Repricing Within
                                  --------------------------------------------------------------------------------------------------
                                    0 to 3     4 to 6   7 to 12     1 to 3      3 to 5     5 to 10    10 to 20     Over 20
                                    Months     Months     Months      Years     Years        Years     Years        Years     Total
                                  --------   --------   --------    --------   --------    --------    --------   --------  --------
                                                                 (Dollars in Thousands)
Interest-earning assets:
   Gross loans receivable (1).... $  4,604   $  3,923   $  6,375    $  6,735   $  2,009    $  2,590    $    992   $     47  $ 27,275
   Securities available
       for sale (2) .............       --         --         --       1,341        242          --         195         --     1,778
   Mortgage-backed securities
     available for sale (2) .....      235        228        437         995        332         573         351         --     3,151
   FHLB stock ...................       --         --         --          --         --          --          --        360       360
   Interest-bearing
     demand deposits.............    5,335         --         --          --         --          --          --         --     5,335
                                  --------   --------   --------    --------   --------    --------    --------   --------  --------
       Total interest-
          earning assets ........   10,174      4,151      6,812       9,071      2,583       3,163       1,538        407    37,899
                                  --------   --------   --------    --------   --------    --------    --------   --------  --------
Interest-bearing liabilities:
   Certificates of deposit ......    2,302      1,481      6,546       6,801      1,516          --          --         --    18,646
   Passbook accounts ............    1,222      1,028      1,591       2,881        720         233           9         --     7,684
   NOW accounts .................      222        207        357         887        398         281          43          1     2,396
   FHLB advances ................      500      1,000        500       2,000      3,000         200          --         --     7,200
                                  --------   --------   --------    --------   --------    --------    --------   --------  --------
       Total interest-
          bearing liabilities....    4,246      3,716      8,994      12,569      5,634         714          52          1    35,926
                                  --------   --------   --------    --------   --------    --------    --------   --------  --------
Periodic Gap .................... $  5,928   $    435     (2,182)   $ (3,498)  $ (3,051)   $  2,449    $  1,486   $    406
                                  ========   ========   ========    ========   ========    ========    ========   ========
   Gap Ratio ....................     2.40       1.12       0.76        0.72       0.46        4.43       29.58     407.00
   Gap Percentage Total .........    15.04%      1.10%     (5.53)%     (8.87)%    (7.74)%      6.21%       3.77%      1.03%
Cumulative Gap .................. $  5,928   $  6,363   $  4,181    $    683   $ (2,368)   $     81    $  1,567   $  1,983  $  1,983
                                  ========   ========   ========    ========   ========    ========    ========   ========  ========
   Gap Ratio ....................     2.40       1.80       1.25        1.02       0.93        1.00        1.04       1.06
   Gap Percentage Total .........    15.04%     16.14%     10.61%       1.74%     (6.00)%      0.21%       3.98%      5.01%


(1) Excludes undisbursed loans of $319,000 and deferred loan costs of $8,000.

(2) Excludes the unrealized loss on securities available for sale of $28,000.

         In preparing the above table, it has been assumed:

         o Zero growth and a constant percentage composition of the balance sheet with respect to volume, mix, and other performance influences.
         o The maturity composition of assset and liability rollover volumes is defined to approximately replicate current short-term balance sheet structure.
         o Prepayment rates are those observed from industry data on or about quarter end as tracked by Sendero Corporation.
         o Prepayment rate input reflects expected future prepayments embedded in quarter end prices of mortgage-backed instruments actively traded in financial markets.
         o Except where national or regional assumptions are used, unique prepayment rates are input corresponding to Indiana.

         In assessing the interest rate sensitivity of the Bank's assets, it has been assumed that (i) one year adjustable-rate first mortgage loans on one- to four-family residences will prepay at the rate of 10.3% per year; (ii) three year adjustable-rate first mortgage loans on one- to four-family residences will prepay at the rate of 8.3% per year; (iii) greater than three year adjustable-rate first mortgage loans on one- to four-family residences will prepay at the rate of 10.3% per year; (iv) adjustable-rate first mortgage loans on residential properties of five or more units and nonresidential properties will prepay at the rate of 6.5% per year; (v) fixed-rate first mortgage loans on residential properties of five or more units and nonresidential properties will prepay at the rate of 9.7% per year; (vi) fixed-rate first mortgage loan on one- to four-family residences will prepay at the rate of 12.8% per year; (vii) fixed-rate consumer loans will prepay at a rate of 6.5% per year; and (viii) fixed-rate mortgage-backed securities will prepay annually as follows:

               Interest Rate                          Payment Assumption
               -------------                          ------------------
               less than 6%                                  6.6%
               7% to 7.99%                                  10.9

         Also, it is assumed that fixed maturity deposits are not withdrawn prior to maturity, and that other deposits are withdrawn or reprice as follows:


                                  0 to3     4 to 6     7 to 12   1 to 3     3 to 5    5 to 10   10 to 20     Over 20
                                 Months     Months     Months    Years      Years      Years      Years       Years
                                 ------     ------     ------    -----      -----      -----      -----       -----

Passbook savings...............   15.91%  13.38%     20.71%     37.50%      9.38%      3.03%      0.10%        ---%
NOW accounts...................    9.53    8.62      14.85      36.92      16.58      11.68       1.79        0.03

         As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

         Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.


                                                                         At June 30,
                                           -----------------------------------------------------------------------------
                                                   1996                     1995                            1994
                                           -------------------        ------------------            --------------------
                                                       Percent                   Percent                        Percent
                                            Amount    of Total        Amount    of Total             Amount    of Total
                                           -------    --------        -------   --------             ------    --------
                                                                   (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential...............              $18,240      66.12%       $17,841       69.05%           $15,621       72.52%
   Combo.....................                3,513      12.73          2,748       10.64              1,513        7.02
   Nonresidential............                2,544       9.22          2,933       11.35              2,346       10.89
   Multi-family..............                  604       2.19             11        0.04                 12        0.06
Mobile home loans............                1,241       4.50          1,615        6.25              1,464        6.80
Commercial and
   industrial loans..........                  350       1.27            ---         ---                ---         ---
Consumer loans...............                1,094       3.97            691        2.67                584        2.71
                                           -------     ------        -------      ------            -------      ------
     Gross loans receivable..              $27,586     100.00%       $25,839      100.00%           $21,540      100.00%
                                           =======     ======        =======      ======            =======      ======
TYPE OF SECURITY
   Residential real estate...              $18,240      66.12%       $17,841       69.05%           $15,621       72.52%
   Mobile home and land......                3,513      12.73          2,748       10.64              1,513        7.02
   Nonresidental real estate.                2,544       9.22          2,933       11.35              2,346       10.89
   Multi-family real estate..                  604       2.19             11        0.04                 12        0.06
   Mobile home...............                1,241       4.50          1,615        6.25              1,464        6.80
   Deposits..................                  217       0.79            225        0.87                159        0.74
   Other security............                1,227       4.45            466        1.80                425        1.97
                                           -------     ------        -------      ------            -------      ------
     Gross loans receivable..               27,586     100.00         25,839      100.00             21,540      100.00
Deduct:
Allowance for loan losses....                  150       0.54             57        0.22                 26        0.12
Loans in process and
   deferred loan costs.......                  311       1.13            234        0.91                 35        0.16
                                           -------     ------        -------      ------            -------      ------
   Net loans receivable......              $27,125      98.33%       $25,548       98.87%           $21,479       99.72%
                                           =======     ======        =======      ======            =======      ======
Mortgage Loans:
   Adjustable-rate...........              $16,415      65.92%       $17,736       75.37%           $15,024       77.08%
   Fixed-rate................                8,486      34.08          5,797       24.63              4,468       22.92
                                           -------     ------        -------      ------            -------      ------
     Total...................              $24,901     100.00%       $23,533      100.00%           $19,492      100.00%
                                           =======     ======        =======      ======            =======      ======

     The following table sets forth certain information at June 30, 1996, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                                         Due during years ended June 30,
                                         Balance     --------------------------------------------------------------------
                                       Outstanding                                  2000     2002      2007       2012
                                       at June 30,                                   to       to       to        and
                                          1996        1997       1998      1999     2001     2006      2011     following
                                          ----        ----       ----      ----     ----     ----      ----     ---------
                                                                             (In thousands)
Mortgage loans:
   Residential.....................      $18,240      $108       $264     $  27     $206    $2,115   $2,156     $13,364
   Combo...........................        3,513        29          4       ---       38       319      752       2,371
   Nonresidential..................        2,544       ---        ---         1        8       333    1,277         925
   Multi-family....................          604       ---        ---       ---      ---        33       60         511
Mobile home loans..................        1,241         6         14        42       56       916      207         ---
Commercial and industrial loans....          350       ---        ---       ---      ---        99       79         172
Consumer loans.....................        1,094       820         36        65       43        94       36         ---
                                         -------      ----       ----      ----     ----    ------   ------     -------
     Total.........................      $27,586      $963       $318      $135     $351    $3,909   $4,567     $17,343
                                         =======      ====       ====      ====     ====    ======   ======     =======

         The following table sets forth, as of June 30, 1996, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                                           Due After June 30, 1997
                                       --------------------------------------------------------
                                       Fixed Rates             Variable Rates             Total
                                       -----------             --------------             -----
                                                               (In thousands)

Mortgage loans:
   Residential.....................     $ 5,477                   $12,655                $18,132
   Combo  .........................       1,087                     2,397                  3,484
   Nonresidential..................       1,241                     1,303                  2,544
   Multi-family....................         500                       104                    604
Mobile home loans..................       1,235                       ---                  1,235
Commercial and industrial loans....         350                       ---                    350
Consumer loans.....................         274                       ---                    274
                                        -------                   -------                -------
     Total.........................     $10,164                   $16,459                $26,623
                                        =======                   =======                =======

         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $18.2 million, or 66.1% of the Bank's portfolio of loans at June 30, 1996, consisted of one- to four-family residential mortgage loans, of which approximately 68.9% had adjustable rates. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, they must be correlated with changes in a readily verifiable index.

         The Bank currently offers three (3) types of adjustable-rate one- to four-family residential mortgage loans ("ARMs"). The Bank offers ARMs which adjust annually and are indexed to the Auction Average of One Year U.S. Treasury Bills as published monthly by the FRB (the "Average 1 Year T-Bill"). The maximum rate adjustment per year and over the life of the loan for the Bank's one-year ARMs are 1%-1.5% and 4%-5%, respectively. These ARMs are generally underwritten for terms of up to 25 years. The Bank also offers three-year and five-year ARMs which are indexed to the National Average Contract Interest Rate for the Purchase of Previously Occupied Homes as published by the Federal Housing Finance Board (the "National Average Contract Rate") and have maximum rate adjustments per adjustment period and over the life of the loan of 3% and 5%, respectively. The Bank's three-year and five-year ARMs are generally underwritten for terms of up to 25 years. The Bank will not lend more than $75,000 for any residential loan with a Loan-to-Value Ratio of 90%.

         The initial interest rate for each of the Bank's ARM loans is determined by the Executive Committee of the Bank's Board of Directors based upon prevailing rates in the Bank's market area and the Loan-to-Value Ratio. The interest rates for loans with Loan-to-Value Ratios of greater than 80% and less than or equal to 85% are typically 100 basis points higher than the same loans with Loan-to-Value Ratios of 80% or less. The interest rates for loans with Loan-to-Value Ratios of greater than 85% are generally 150 basis points higher than the corresponding loans with Loan-to-Value Ratios of 80% or less. When the initial interest rate is determined for an ARM loan, a margin is calculated by subtracting the then-current index rate (i.e., the Average 1 Year T-Bill for one-year ARMs and the National Average Contract Rate for three-year and five-year ARMs) from the initial interest rate. Interest rate adjustments are thereafter determined based on fluctuations of the index rate with a specific loan's margin remaining constant.

         Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrowers may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. Also, adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the loan. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

         The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period not to exceed 20 years. At June 30, 1996, 31.1% of the Bank's residential mortgage loans had fixed rates of interest.
         The Bank does not currently originate residential mortgage loans if the Loan-to-Value Ratio exceeds 90% and does not currently require private mortgage insurance on its residential single-family mortgage loans. The maximum Loan-to-Value Ratio for non-owner occupied one- to four-family residential mortgage loans is 80%.

         Substantially all of the residential mortgage loans that the Bank originates include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         The Bank's residential mortgage loans are not originated on terms and conditions and using documentation that conform with the standard underwriting criteria required to sell such loans in the secondary market. The Bank generally retains its loans in its portfolio and does not anticipate the need to sell its non-conforming loans. See "-- Origination, Purchase and Sale of Loans."

         At June 30, 1996, residential loans amounting to $342,000, or 1.25% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

         The Bank offers mortgage loans for the construction of residential real estate. Such loans are made with respect to owner-occupied residential real estate and, in limited cases, to builders or developers constructing such properties on a speculative investment basis (i.e., before the builder/developer obtains a commitment from a buyer).
Substantially all of such loans are made to owners who are to occupy the premises.

         These loans are written as permanent mortgage loans such that only disbursed principal and interest are payable during the construction phase, which is typically limited to six (6) months. Inspections are made prior to any disbursement under a such a loan.

         Mortgage loans written for the construction of residential real estate, like construction loans generally, involve a higher level of risk than loans secured by existing properties. For example, if a project is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost. Also, a house may be completed, but not salable, resulting in the borrower defaulting and the Bank taking title to the house.

         The Bank also offers ID Mortgage Loans. ID Mortgage Loans are similar to home equity loans in that such loans create a line of credit secured by a real estate mortgage against which a borrower may draw, and are typically written as second mortgage loans. The Bank generally writes its ID Mortgage Loans so that all future indebtedness of a borrower is secured by the ID Mortgage without the necessity of recording an additional security instrument. ID Mortgage loans carry fixed rates and are generally written for terms not exceeding 20 years. The maximum Loan-to-Value Ratio for ID Mortgage Loans is 90% if the subject real estate is not encumbered by another mortgage or the Bank holds the first mortgage on the subject real estate, and 80% if another lender holds the first mortgage on the subject real estate. If an appraisal has been completed on the subject property within 5 years, the Bank does not generally require a new appraisal.

         Combo Loans. At June 30, 1996, $3.5 million, or 12.7% of the Bank's total loan portfolio, consisted of Combo Loans, of which approximately 68.2% had adjustable rates. The Bank currently offers three (3) types of adjustable-rate Combo Loans. The Bank's one-year adjustable-rate Combo Loans are indexed to the Average 1 Year T-Bill and have maximum rate adjustments per year and over the life of the loan of 1.5% and 3%, respectively. The Bank also offers three-year and five-year adjustable-rate Combo Loans which are indexed to National Average Contract Rate and have maximum rate adjustments per adjustment period and over the life of the loan of 3% and 5%, respectively. The Bank's Combo Loans are generally underwritten for terms of up to 25 years. The maximum Loan-to-Value Ratio for a Combo Loan is 90%.

         The initial interest rate for each of the Bank's Combo Loans is determined by the Executive Committee of the Bank's Board of Directors based upon prevailing rates in the Bank's market area and the Loan-to-Value Ratio. The Bank generally establishes its base interest rates for Combo Loans at a level 100 basis points higher than the corresponding rate for a residential ARM loan. The interest rates for Combo Loans with a Loan-to-Value Ratio of more than 80% are typically 100 basis points higher than the same Combo Loans with Loan-to-Value Ratios of 80% or less. An interest rate margin is determined for each Combo Loan in the same manner as described above for residential ARM loans.

         The Bank also offers fixed-rate Combo Loans with terms of 10 years, 15 years and 20 years. At June 30, 1996, 31.8% of the Bank's Combo Loans had fixed rates of interest.

         Mobile Home Loans. The Bank originates loans for the purchase of new and used mobile homes. At June 30, 1996, approximately $1.2 million, or 4.5% of the Bank's portfolio of loans, consisted of mobile home loans. The Company's mobile home loans are fixed-rate loans with maximum terms of 15 years for new mobile homes and 10 years for previously owned mobile homes. The maximum Loan-to-Value Ratio for mobile home loans is 90%.

         The Bank has emphasized mobile home loans because they generally have shorter terms to maturity and higher yields than the Bank's residential mortgage loans. In addition, the Bank is the primary lender in its market area making mobile home loans, and mobile home lending significantly enhances the Bank's compliance under the Community Reinvestment Act of 1977. The Bank anticipates that it will continue to be an active originator of mobile home loans.

         Mobile home lending entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than residential mortgage loans because of the type and nature of the collateral, the fact that such loans generally are made to borrowers with low income levels, and the fact that mobile homes tend to rapidly depreciate in value. In many cases, any repossessed collateral for a defaulting mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. None of the Bank's mobile home loans was included in non-performing assets at June 30, 1996.

         Nonresidential Real Estate Loans. At June 30, 1996, $2.5 million, or 9.2% of the Bank's total loan portfolio, consisted of nonresidential real estate loans, of which $1.1 million constituted loans secured by unimproved land only. Of these loans, $40,000 constituted a participation in a loan secured by nonresidential real estate which was purchased from another financial institution. See "-- Origination, Purchase and Sale of Loans." The nonresidential real estate loans included in the Bank's portfolio are primarily secured by real estate such as a motel, a funeral home and several churches. At June 30, 1996, $425,000, or 14.1% of the Bank's nonresidential loan portfolio, was secured by churches. The Bank currently originates nonresidential real estate loans as five-year adjustable-rate loans indexed to the prime rate with a margin of 1% to 2% above such index. In addition, the maximum rate adjustment per adjustment period and over the life of the loan is 3% and 5%, respectively. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. The largest nonresidential real estate loan on June 30, 1996 was $238,000. None of the Bank's nonresidential real estate loans was included in non-performing assets at that date.

         Loans secured by nonresidential real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate.

       Multi-Family Loans. Approximately $604,000, or 2.2% of the Bank's portfolio of loans at June 30, 1996, consisted of multi-family loans. The largest multi-family loan at June 30, 1996 had a balance of $467,000 and was secured by an apartment complex. All of the Bank's multi-family loans were fully performing as of June 30, 1996. The Bank's multi-family loans are written for maximum terms of 20 years, and the Bank does not originate multi-family loans if the Loan-to-Value Ratio exceeds 80%.

         Consumer Loans. The Bank's consumer loans, consisting primarily of installment and share loans, aggregated $1.1 million as of June 30, 1996, or 4.0% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans are fixed-rate loans, and substantially all are secured loans.

         The Bank's installment loans are fixed-rate loans generally secured by collateral, including automobiles, and are made for maximum terms of up to five years (depending on the collateral). The Bank generally will not make installment loans in amounts greater than $5,000.

         The Bank's share loans are made up to 80% of the original account balance and accrue at a rate of 2% over the underlying certificate of deposit rate. Interest on share loans is paid semi-annually.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1996, consumer loans amounting to $17,000 were included in non-performing assets. See "--Non-Performing and Problem Assets." There can be no assurances, however, that additional delinquencies will not occur in the future.

         Origination, Purchase and Sale of Loans. The Bank currently originates its mortgage loans pursuant to its own underwriting standards which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If it desired to sell its mortgage loans, the Bank might therefore experience some difficulty selling such loans quickly in the secondary market. The Bank has no intention, however, of attempting to sell such loans. The Bank's ARMs vary from secondary market criteria because, among other things, the Bank does not require current property surveys in most cases, does not require escrow accounts for taxes and insurance and does not permit the conversion of those loans to fixed rate loans in the first three years of their term.

         The Bank confines its loan origination activities primarily to Owen County. At June 30, 1996, no loans were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

         The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors. Mortgage loans up to $150,000 and mobile home loans may be approved by the Executive Committee. All mortgage loans for more than $150,000 must be approved in advance by the Board of Directors. Consumer loans up to $5,000 may be approved by the Bank's Senior Installment Loan Officer. Consumer loans for more than $5,000 must be approved by the Executive Committee.

         The Bank generally requires appraisals on all property securing its loans and requires title insurance and a valid lien on its mortgaged real estate. Appraisals for residential real property valued at less than $250,000 are performed by an in-house appraiser. Appraisals for residential properties valued in excess of $250,000 and appraisals for all nonresidential real estate are performed by an appraiser who is a state-licensed residential appraiser. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and requires vandalism coverage on all mobile home loans. It also requires flood insurance to protect the property securing its interest if the property is in a flood plane. The Bank does not require escrow accounts to be established by its borrowers for the payment of insurance premiums or taxes and does not require private mortgage insurance for its loans.

         The Bank's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

         The Bank historically has sold participations in its mortgage loans on a limited number of occasions to ensure compliance with the loans-to-one borrower restrictions. See "Regulation -- Loans-to-One Borrower." The Bank also occasionally purchases participations in nonresidential real estate and multi-family loans from other financial institutions. At June 30, 1996, the Bank held in its loan portfolio one participation in a mortgage loan for $40,000 that it had purchased and was serviced by others.

         The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.


                                                                               For the Year Ended
                                                                                     June 30,
                                                                   ------------------------------------------
                                                                     1996             1995              1994
                                                                   -------           -------          -------
                                                                                 (In thousands)
Gross loans receivable
   at beginning of period.....................................     $25,839           $21,540          $19,608
Originations:
   Mortgage loans:
     Residential..............................................       7,018             7,099            6,265
     Other....................................................         664                48              248
       Total mortgage loans...................................       7,682             7,147            6,513
   Mobile home loans..........................................         146               286              269
   Consumer loans:
     Installment..............................................         805               578              338
     Share....................................................         157               132              254
     Home equity..............................................         ---               ---              ---
       Total consumer loans...................................         962               710              592
            Total originations................................       8,790             8,143            7,374
Purchases (sales) of participation loans......................        (250)               62              ---
Repayments and other deductions...............................       6,793             3,906            5,442
                                                                   -------           -------          -------
   Gross loans receivable at end of period....................     $27,586           $25,839          $21,540
                                                                   =======           =======          =======


         Origination and Other Fees. The Bank realizes income from origination fees, late charges, checking account service charges, and fees for other miscellaneous services. The Bank does not currently charge any points on its loans. However, the Bank currently charges $300 plus closing costs on its mortgage loans. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

         The Bank does not maintain any automated teller machines ("ATMs") but offers ATM cards to its customers. The Bank's ATM cards will permit customers to use ATMs operating in the MAC(R) regional network and the CIRRUS(R) nationwide network. The Company does not expect to derive any income from the ATM cards.

         Mortgage-Backed Securities. At June 30, 1996, the Bank had $3.1 million of mortgage-backed securities outstanding, all of which were classified as available for sale. These fixed-rate mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities generally offer yields above those available for investments of comparable credit quality and duration.

         The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed securities at the dates indicated.


                                                                           At June 30,
                                         -------------------------------------------------------------------------
                                                  1996                      1995                      1994
                                         --------------------       --------------------      --------------------
                                          Amortized    Fair         Amortized      Fair       Amortized      Fair
                                            Cost       Value           Cost        Value        Value        Cost
                                          ---------    ----         ---------      ----       ---------      ----
                                                                               (In thousands)

Mortgage-backed securities:
   Held to maturity........               $  ---      $  ---          $1,477      $1,462       $1,636       $1,580
   Available for sale......                3,151       3,119             ---         ---          ---          ---
                                          ------      ------          ------      ------       ------       ------
     Total mortgage-backed
     securities............               $3,151      $3,119          $1,477      $1,462       $1,636       $1,580
                                          ======      ======          ======      ======       ======       ======


     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1996.


                                                            Amount at June 30, 1996, which matures in
                                          --------------------------------------------------------------------------
                                             Less than 1 year        Two through five years        Over five years
                                          ---------------------     -----------------------   ----------------------
                                                      Weighted                   Weighted                  Weighted
                                          Amortized    Average      Amortized     Average     Amortized     Average
                                             Cost       Yield          Cost        Yield         Value       Yield
                                             ----       -----          ----        -----         -----       -----
                                                                         (In thousands)

   Mortgage-backed securities
     available for sale....                  $58        8.50%         $1,185        5.72%      $1,908        7.50%


     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended June 30, 1996, 1995 and 1994.



                                                                          For the Year Ended, June 30,
                                                                     ---------------------------------------
                                                                     1996             1995              1994
                                                                                 (In thousands)
Beginning balance.............................................      $1,477            $1,636           $1,156
Purchases.....................................................       1,918               ---            1,020
Sales  .......................................................         ---               ---              ---
Monthly repayments............................................        (248)             (161)            (540)
Premium and discount
   amortization, net..........................................         ---                 2              ---
Unrealized loss on securities
   available for sale.........................................         (28)              ---              ---
                                                                    ------            ------           ------
Ending balance................................................      $3,119            $1,477           $1,636
                                                                    ======            ======           ======


Non-Performing and Problem Assets

         Mortgage loans are reviewed by the Bank on a regular basis and are placed on a non-accrual status when the loans become contractually past due ninety days or more. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due less than 90 days. Delinquency notices are sent three times per month with respect to all mortgage loans for which payments have not been received. Contact by phone or in person is made, if feasible, with respect to all such loans. When loans are forty days in default, an additional delinquency notice is sent and personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are sixty days in default, contact is again made with the borrower to establish an acceptable repayment schedule. The Bank also provides free in-house credit counseling to all borrowers. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans for which foreclosure proceedings have been commenced are placed on non-accrual status.

         Non-performing assets. At June 30, 1996, $359,000, or 0.91% of the Bank's total assets, were non-performing assets (loans delinquent more than 90 days and non-accruing loans) compared to $100,000, or 0.32%, of total assets at June 30, 1995. At June 30, 1996, residential loans and consumer loans accounted for 95% and 5%, respectively, of non-performing assets. There were no non-accruing investments at June 30, 1996. As of the same date, the Bank held $49,000 of real estate owned.

         The table below sets forth the amounts and categories of the Bank's non-performing assets.


                                                                           At June 30,
                                                             ---------------------------------------
                                                             1996             1995              1994
                                                            -------          ------            -----
                                                                         (In thousands)

Non-accruing loans (1)...............................       $ 359             $ 100            $   27
Total non-performing assets..........................         408               100                27
Non-performing loans to total loans..................        1.32%             0.39%             0.13%
Non-performing assets to total assets................        1.03              0.32              0.10

- ---------------
(1) The Bank generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At June 30, 1996, $342,000 of non-accruing loans were residential loans and $17,000 were consumer loans. Additional interest income that would have been recorded had income on nonaccruing loans been considered collectible and accounted for in accordance with their original terms was $19,000 for the year ended June 30, 1996.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                       June 30,
                                 ---------------------------------------------------------------------------------
                                          1996                           1995                      1994
                                 -------------------------     -------------------------  ------------------------
                                                   Percent                       Percent                   Percent
                                                  of total                      of total                  of total
                                 Number  Amount     loans      Number   Amount    loans   Number  Amount    loans
                                 ------  ------     -----      ------   ------    -----   ------  ------    -----
                                                                (Dollars in thousands)
Loans delinquent
   for (1):
     30-89 days..........           45  $  993      3.64%          33     $730    2.85%      42    $1,018   4.73%
     90 days and over....           14     359      1.32            6      100    0.39        3        27   0.13
                                    -- ------- --   ----           --     ----    ----       --    ------   ----
       Total delinquent
          loans..........           59  $1,352 (2)  4.96%          39     $830    3.24%      45    $1,045   4.86%
                                    ==  ======      ====           ==     ====    ====       ==    ======   ====

- -------------

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

(2) Of such amount, $1,257,000 consists of residential real estate loans and $95,000 consists of nonresidential real estate and consumer loans.

         Classified assets. The Bank's Asset Classification Policy provides for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

         An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

         At June 30, 1996, the aggregate amount of the Bank's classified assets, and of the Bank's general and specific loss allowances were as follows:

                                                             At June 30, 1996
                                                              (In thousands)
                                                             ----------------
Substandard loans......................................           $594
Doubtful loans.........................................            ---
Loss loans.............................................            ---
Special mention loans..................................             69
                                                                 -----
   Total classified loans..............................           $663
                                                                 =====
General loss allowances................................           $150
Specific loss allowances...............................            ---
                                                                 -----
   Total allowances....................................           $150
                                                                 =====

         The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Company's classifed assets constitute non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb anticipated future losses from loans at June 30, 1996. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended June 30, 1996.


                                                                           Year Ended June 30,
                                                   ------------------------------------------------------------------
                                                   1996            1995           1994            1993           1992
                                                   ----            ----           ----            ----           ----
                                                                             (Dollars in thousands)
Balance of allowance at beginning
   of period................................       $ 57            $26            $ 12            $ 13            $ 14
Less charge offs:
   Consumer loans...........................         (1)            (6)             (1)             (8)             (3)
Add recoveries:
   Consumer loans...........................                         1               1             ---               2
   Net (charge-offs) recoveries.............         (1)            (5)            ---              (8)             (1)
Provisions for losses on loans..............         94             36              14               7             ---
                                                   ----           ----          ------            ----            ----
Balance of allowance at end of period.......       $150            $57            $ 26            $ 12            $ 13
                                                   ====           ====          ======            ====            ====
   Net charge-offs to total average
     loans receivable for period............        --- %         0.02%            ---%           0.04%           0.01%
   Allowance at end of period to
     net loans receivable at end
     of period (1)..........................       0.55           0.22            0.12            0.06            0.08
   Allowance to total non-performing
     loans at end of period.................      41.78          57.00          108.33             ---             ---

- ------------
(1)  Total loans less net loans in process and deferred loan costs.

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.


                                                                        At June 30,
                                    ------------------------------------------------------------------------------------
                                            1996                            1995                         1994
                                    ----------------------         ----------------------         ----------------------
                                                  Percent                        Percent                        Percent
                                                 of loans                       of loans                       of loans
                                                  in each                        in each                        in each
                                                 category                       category                       category
                                                 of total                       of total                       of total
                                     Amount        loans            Amount        loans           Amount         loans
                                     ------        -----            ------        -----           ------         -----
                                                                  (Dollars in thousands)
Balance at end of period
   applicable to:
Residential.........................   $ 18          66.12%          $---           69.05%          $---           72.52%
Combo...............................     20          12.73              7           10.64            ---            7.02
Nonresidential......................     20          10.91              7           11.35            ---           10.89
Multi-family........................    ---           0.50            ---            0.04            ---            0.06
Mobile home loans...................     25           4.50             12            6.25            ---            6.80
Commercial and industrial
   loans............................                  1.27            ---             ---            ---             ---
Consumer loans......................     27           3.97             17            2.67             15            2.71
Unallocated.........................     40            ---             14             ---             11             ---
                                       ----         ------            ---          ------            ---          ------
Total...............................   $150         100.00%          $ 57          100.00%          $ 26          100.00%
                                       ====         ======            ===          ======           ====          ======


Investments and FHLB Stock

         The Bank's investment portfolio (excluding mortgage-backed securities) consists of U.S. government agency securities, state and municipal bonds and FHLB stock. At June 30, 1996, approximately $2.1 million, including securities at fair value for those classified as available for sale, or 5.43% of the Bank's total assets, consisted of such investments. All of the Bank's securities, except for FHLB stock, were classified as available for sale at June 30, 1996.

         The following table sets forth the amortized cost and fair value of the Bank's investments at the dates indicated.


                                                                           At June 30,
                                                ---------------------------------------------------------------
                                                         1996                  1995                  1994
                                                -------------------   ------------------    -------------------
                                                Amortized     Fair    Amortized     Fair    Amortized     Fair
                                                   Cost       Value      Cost       Value      Cost       Value
                                                ---------   -------   ---------   --------  ----------    -----
                                                                               (In thousands)

Securities available for sale (1):
   Federal agencies.........................     $1,100     $1,105     $  934     $  934    $   ---    $   ---
   State and municipal......................        678        677        ---        ---        ---        ---
     Total securities
          available for sale................      1,778      1,782        934        934        ---        ---
Securities held to maturity:
   Federal agencies.........................        ---        ---      1,477      1,462      2,137      2,093
   State and municipal......................        ---        ---        350        346        277        272
     Total securities
          held to maturity..................        ---        ---      1,827      1,808      2,414      2,365
FHLB stock (2)..............................        360        360        250        250        222        222
                                                 ------     ------     ------     ------     ------     ------
     Total investments......................     $2,138     $2,142     $3,011     $2,992     $2,636     $2,587
                                                 ======     ======     ======     ======     ======     ======


(1) Upon adoption of SFAS No. 115 as of July 1, 1994, securities available for sale are recorded at fair value in the financial statements.

(2)      Fair value approximates carrying value.

         The following table sets forth investment securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1996.



                                                         Amount at June 30, 1996, which matures in
                                             ----------------------------------------------------------------
                                                       One to                                  Over
                                                     Five Years                             Five Years
                                             -------------------------             --------------------------
                                                              Weighted                               Weighted
                                             Amortized         Average             Amortized          Average
                                               Cost             Yield                 Cost             Yield
                                               ----             -----                 ----             -----
                                                                     (Dollars in thousands)
Securities available for sale :
   Federal agencies.....................      $1,100           6.08%                  $---              ---%
   State and municipal..................         483           4.63                    195             5.00
                                              ------                                  ----
     Total securities available for sale       1,583           5.64                    195             5.00
FHLB stock..............................         ---                                   360             5.89
                                              ------                                  ----
     Total investments..................      $1,583           5.64%                  $555             5.58%
                                              ======                                  ====


Sources of Funds

         General. Deposits have traditionally been the Bank's primary source of funds for use in lending and investment activities. In addition to deposits, the Bank derives funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels. The Bank rarely borrows on a longer-term basis, for example, to support expanded activities or to assist in its asset/liability management.

         Deposits. Deposits are attracted, principally from within Owen County, through the offering of a broad selection of deposit instruments including fixed-rate certificates of deposit, NOW and other transaction accounts, and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Owen County. Substantially all of the Bank's depositors are residents of that county. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. The Bank relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits, but also closely prices its deposits in relation to rates offered by its competitors.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.

     An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 1996, is as follows:



                                                           Minimum         Balance at                          Weighted
                                                           Opening          June 30,           % of             Average
Type of Account                                            Balance            1996           Deposits            Rate
- ---------------                                            --------        -----------       --------          ---------
                                                                              (Dollars in thousands)
Withdrawable:
   Passbook savings accounts.........................      $    10          $ 7,684           26.75%             3.00%
   NOW and other transaction accounts................           50            2,396            8.34              2.50
                                                                            -------          ------
     Total withdrawable..............................                        10,080           35.09              2.88
                                                                            -------          ------
Certificates (original terms):
   91 days...........................................        1,000              132            0.46              4.14
   6 months..........................................        1,000              758            2.64              4.95
   12 months.........................................        1,000            8,023           27.93              5.66
   24 months.........................................        1,000            2,562            8.92              6.26
   30 months.........................................        1,000            1,494            5.20              4.85
   36 months.........................................        1,000              337            1.17              5.50
   48 months.........................................        1,000            1,055            3.67              5.50
   60 months.........................................        1,000            4,285           14.92              5.77
                                                                            -------          ------
     Total certificates..............................                        18,646           64.91              5.65
                                                                            -------          ------
     Total deposits..................................                       $28,726          100.00%             4.68%
                                                                            =======          ======


         The following table sets forth by various interest rate categories the composition of time deposits of the Bank's at the dates indicated:

                                                  Year Ended June 30,
                                      ------------------------------------------
                                        1996             1995              1994
                                      -------           -------          -------
                                                          (In thousands)

4.00% and under....................   $   276           $ 1,169          $ 4,790
4.01 - 6.00 %......................    13,402            10,053            8,231
6.01 - 8.00%.......................     4,968             5,507              603
8.01 - 10.00%......................       ---               ---              283
                                      -------           -------          -------
Total  ............................   $18,646           $16,729          $13,907
                                      =======           =======          =======

   The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 1996, and the total amount maturing thereafter. Matured certificates which have not been renewed as of June 30, 1996, have been allocated based upon certain rollover assumptions:


                                                             Amounts At
                                                     June 30, 1996, Maturing in
                                  -----------------------------------------------------------------
                                    One Year             Two             Three         Greater Than
                                     or Less            Years            Years          Three Years
                                  -----------          -------           -------       ------------
                                                           (In thousands)
4.00% and under................      $   276           $  ---            $  ---            $  ---
4.01 - 6.00 %..................        8,810            1,368             2,811               414
6.01-8.00%.....................        1,277            2,417                97             1,176
                                     -------           ------            ------            ------
Total  ........................      $10,363           $3,785            $2,908            $1,590
                                     =======           ======            ======            ======

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1996.

                 Maturity                                    (In thousands)
                 --------                                    --------------
          Three months or less............................       $  100
          Greater than three months
               through six months.........................          100
          Greater than six months
               through twelve months......................        1,101
          Over twelve months..............................        1,354
                                                                 ------
               Total......................................       $2,655
                                                                 ======


         The following table sets forth the dollar amount of savings in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                          Deposit Activity
                                                    ----------------------------------------------------------------------
                                                              Increase                       Increase
                                                             (Decrease)                     (Decrease)
                                        Balance at              from   Balance at              from   Balance at
                                         June 30,     % of    June 30,  June 30,     % of    June 30,  June 30,    % of
                                           1996     Deposits    1995      1995     Deposits    1994      1994    Deposits
                                           ----     --------    ----      ----     --------    ----      ----    --------
                                                                           (Dollars in thousands)

Withdrawable:
   Passbook savings accounts............  $ 7,684   26.75%    $3,969   $ 3,715      16.51%   $(1,412)  $ 5,127      23.90%
   NOW accounts.........................    2,396    8.34        340     2,056       9.14       (361)    2,417      11.27
                                          -------  ------     ------   -------     ------    -------   -------     ------
     Total withdrawable.................   10,080   35.09      4,309     5,771      25.65     (1,773)    7,544      35.17
Certificates (original terms):
   91 days..............................      132    0.46         58        74        .33          4        70        .33
   6 months.............................      758    2.64       (187)      945       4.20       (213)    1,158       5.40
   12 months............................    8,023   27.93        939     7,084      31.48      3,682     3,402      15.86
   24 months............................    2,562    8.92      1,890       672       2.99        367       305       1.42
   30 months............................    1,494    5.20       (332)    1,826       8.12       (796)    2,622      12.22
   36 months............................      337    1.17        (48)      385       1.71        211       174        .81
   48 months............................    1,055    3.67       (543)    1,598       7.10       (604)    2,202      10.26
   60 months............................    4,285   14.92        140     4,145      18.42        171     3,974      18.53
                                          -------  ------     ------   -------     ------    -------   -------     ------
     Total certificates.................   18,646   64.91      1,917    16,729      74.35      2,822    13,907      64.83
                                          -------  ------     ------   -------     ------    -------   -------     ------
       Total deposits...................  $28,726  100.00%    $6,226   $22,500     100.00%   $ 1,049   $21,451     100.00%
                                          =======  ======     ======   =======     ======    =======   =======     ======


         During 1996, the Bank began offering to its customers a new deposit product called the "Money Management Account." The Money Management Account is similar to a money market checking account, but customers do not have check writing privileges. Funds may be transferred from non-interest-bearing accounts or interest-bearing accounts paying lower rates into the Money Management Account. Funds may also be transferred from the Money Management Account into other accounts at the Bank when such funds are needed by the customer. The number of fund transfers per month is limited by the Bank, and the Money Management Account has a minimum required balance of $5,000.

         Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. At June 30, 1996, the Bank had $7.2 million in borrowings from the FHLB of Indianapolis which mature on various dates primarily during the years 1996 through 2000 and have interest rates ranging from 5.78% to 6.86%. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. The Bank had $24.3 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 1996. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by 160% of eligible assets. Therefore, the Bank's eligible collateral would have supported approximately $15.2 million in advances from the FHLB of Indianapolis as of June 30, 1996. However, the Bank's Board of Directors has by resolution limited the amount of authorized borrowings to $13.0 million at June 30, 1996.

         The following table presents certain information relating to the Bank's FHLB borrowings for the years ended June 30, 1996, 1995 and 1994.

                                                    At or for the Year
                                                      Ended June 30,
                                            ----------------------------------
                                            1996           1995           1994
                                            ----           ----           ----
                                                      (In thousands)

FHLB Advances:
   Average balance outstanding............ $5,043          $3,321        $  752
   Maximum amount outstanding at any
     month-end during the period..........  7,200           5,000         1,500
   Weighted average interest rate
     during the period....................   6.21%           6.03%         3.54%
   Weighted average interest rate
     at end of period.....................   6.08            6.36          4.53

Properties

         The Company conducts business from its main office at 279 East Morgan Street, Spencer, Indiana 47460. The Company owns its main office.

         The following table provides certain information with respect to the Company's office as of June 30, 1996:



                                                              Net Book Value
                                                               of Property,
                            Owned or     Year       Total       Furniture &       Approximate
Description and Address      Leased     Opened    Deposits       Fixtures       Square Footage
- -----------------------      ------     ------    --------       --------       --------------
                                            (Dollars in thousands)
279 East Morgan Street        Owned      1987      $28,726         $513              5,100
Spencer, IN  47460


         As of June 30, 1996, the Bank also owned a parcel of real estate located across the street from its office which is utilized for employee parking. In January, 1996, the Bank purchased another parcel of real estate located adjacent to its office (the "West Parcel"). The Bank has agreed to sell one-half of the West Parcel to a local insurance agency. The Company is presently considering possible improvements to the remaining one-half of the West Parcel, including a possible office facility for the Holding Company and additional storage and office space for the Bank.

         The Company owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting.

         The Bank has also contracted for the data processing and reporting services of On-Line Financial Services, Inc. in Oak Brook, Illinois, which was acquired in 1995 by Argo Federal Savings Bank, FSB. The cost of these data processing services is approximately $4,625 per month.

Service Corporation Subsidiary

         BSF, Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in the purchasing and developing of large tracts of real estate. After land was acquired, BSF subdivided the real estate into lots, made improvements such as streets and sold individual lots, usually on contract. Each subdivision has separate restrictive covenants, but most permit mobile or modular homes. Each of BSF's subdivisions is described in detail below.

         On April 6, 1989, BSF purchased the 128 acre 10 O'Clock Line subdivision in Owen County for $110,000. The purchase was funded by a capital infusion from the Bank. At that time, the appraised value of the land was $180,000. The property was divided into 19 separate tracts and sold on contract to buyers. The actual selling price per acre of tracts sold was slightly higher than the original predicted selling price. The total sales price for all tracts of land was over $300,000. At June 30, 1996, seven of the contracts have been paid and title to the respective tracts of land have passed to the buyers.

         A second piece of property in Owen County totalling approximately 160 acres, the Autumn Hill Subdivision, was purchased on contract by BSF for $96,000 on September 21, 1990. BSF anticipates that the contract for this parcel will be paid in full in December, 1996. The appraised value at the time of sale was $110,000. The area was divided into 23 separate tracts of land, 21 of which had been sold as of June 30, 1996, for an aggregate price of $245,850.

         On May 21, 1991, BFS purchased a 215 acre tract of heavily wooded land in Greene County, Indiana, now known as the Greene Woods subdivision, for $92,500. BSF divided this tract into sixteen parcels, all of which had been sold on contract at June 30, 1996, and built one large lake and three small lakes in this subdivision. As of June 30, 1996, ten of the Greene Woods contracts had been paid in full, and title to the corresponding parcels had been transferred to the purchasers. The aggregate sales price for the sixteen parcels in the Greene Woods subdivision was $257,605.

         On May 8, 1992, BFS purchased approximately 60 acres of land now known as the Watkins Farm subdivision for $32,000. This property is also located in Greene County, Indiana. Prior to dividing this parcel into the three existing tracts of land, BSF cleared and sold approximately $26,000 of timber. As of June 30, 1996, BSF had sold two of these tracts for cash and the other tract on contract. The aggregate sales price for these three parcels totalled $86,157.

         On May 21, 1993, BSF purchased approximately 16 acres of land in Owen County for $58,500. BSF divided this property, now known as the County Line East, Phase I subdivision, into thirteen separate parcels and installed underground power, telephone, cable television and water lines. As of June 30, 1996, 14 parcels had been sold for an aggregate sales price of $349,257.

         On November 29, 1993, BSF purchased approximately thirty acres of land located in Owen County for $20,359. This land, now known as the Coon Path subdivision, was divided into ten separate tracts of land, six of which remained unsold at June 30, 1996. The aggregate sales price for the four parcels which had been sold at June 30, 1996 totaled $46,000. At June 30, 1996, BSF's total investment in the Coon Path subdivision was approximately $27,432.

         On February 6, 1992, BSF purchased four contracts with an aggregate balance of $123,875 from an Owen County couple for a discounted principal amount of $87,500. At June 30, 1996, only one of such contracts remained outstanding. This contract had a balance of $25,870 and a contractual interest rate of 11%. BSF also held a second contract at June 30, 1996, which was purchased from a probate estate in 1992. This contract had a balance of $13,408 at that date.

         BSF, from time to time, keeps a number of its tracts for mobile home repossession. BSF purchases repossessed mobile homes from the Bank at book value. The mobile homes are then placed on the vacant tracts of land and sold by BSF, thereby protecting the Bank from related losses. Currently, the Bank has no mobile homes on lots waiting for sale.

         BSF pays the Bank rent of $500 per month for the use of its facilities and management and staff support. The operations of BSF are managed by the Bank's and the Holding Company's Chairman, Frank R. Stewart. All of the Bank's directors serve as directors of BSF, and BSF's executive officers are as follows:

              Frank R. Stewart                      President
              Robert W. Raper                       Vice President
              Charles W. Chambers                   Secretary and Treasurer

         In connection with the Bank's conversion to an Indiana mutual savings bank, the FDIC required the Bank to (i) immediately cease BSF's land acquisitions, (ii) divest BSF's non-conforming real estate holdings within five years (or by November 16, 2000), provided, however, the Bank is not precluded from requesting an extension of the divestiture period, and (iii) maintain capital at levels sufficient to classify the Bank as a well-capitalized institution. The FDIC's authorization for the Bank and BSF to undertake the required divestiture of BSF's non-conforming real estate holdings over a five-year period is conditioned on, among other things, BSF continuing to be satisfactorily capitalized and operated separately for the Bank, and the Bank and BSF complying with Sections 23A and 23B of the Federal Reserve Act in connection with future transactions between the Bank and BSF. BSF is currently completing the divestiture of its real estate holdings, and upon such divestiture is expected to dissolve. It is anticipated that this divestiture will be accomplished through the sale of the parcels to BSF's contract purchasers who will obtain mortgage loans from the Bank to facilitate their purchase of the parcels. As parcels are purchased by BSF's contract purchasers, BSF and such purchasers will terminate the corresponding land contracts. The Bank currently anticipates that all non-conforming real estate will be sold prior to November 16, 2000 as required by the FDIC.

         At June 30, 1996, the Bank's aggregate investment in BSF was $655,228. The consolidated statements of income of the Bank and its subsidiary included elsewhere herein include the operations of BSF. All significant intercompany balances and transactions have been eliminated in the consolidation.

         The following are a condensed balance sheet for BSF at June 30, 1996, 1995 and 1994, and a condensed income statement for BSF for the years ended June 30, 1996, 1995 and 1994.


                                                                     Condensed Balance Sheet
                                                                            June 30,
                                                   ---------------------------------------------------------
                                                   1996                       1995                      1994
                                                   ----                       ----                      ----
                                                                         (In thousands)
Assets:
   Cash.................................          $  42                      $  57                      $  52
   Loans, net...........................            457                        644                        693
   Land acquired for development........            172                        188                        153
                                                   ----                       ----                       ----
       Total assets.....................           $671                       $889                       $898
                                                   ====                       ====                       ====
Liabilities:
   Other borrowings.....................           $---                      $  29                      $  80
                                                   ----                       ----                       ----
   Other liabilities....................             16                        159                        176
       Total liabilities................             16                        188                        256
Equity Capital..........................            655                        701                        642
                                                   ----                       ----                       ----
       Total liabilities and
         equity capital.................           $671                       $889                       $898
                                                   ====                       ====                       ====




                                                                   Condensed Income Statement
                                                                            June 30,
                                                  -----------------------------------------------------------
                                                   1996                       1995                      1994
                                                   ----                       ----                      ----
                                                                         (In thousands)
Interest income.........................          $84                         $88                     $  91
Interest expense........................            1                           9                         8
                                                  ---                         ---                     -----
   Net interest income..................           83                          79                        83
Income from sale of real estate.........           57                          78                       144

Non-interest expense:
   Salaries and employee benefits.......            4                           4                         4
   Printing and office supplies.........            8                           7                         7
   Management fees......................           23                          33                        50
   Other expenses.......................            7                          14                        19
                                                  ---                         ---                     -----
       Total non-interest expense.......           42                          58                        80
                                                  ---                         ---                     -----
Income before income tax................           98                          99                       147
                                                  ---                         ---                     -----
   Income tax expense...................           39                          40                        56
                                                  ---                         ---                     -----
       Net income.......................          $59                         $59                     $  91
                                                  ===                         ===                     =====

Employees

         As of June 30, 1996, the Bank employed 14 persons on a full-time basis and 2 persons on a part-time basis. None of the Bank's employees is represented by a collective bargaining group. Management considers its employee relations to be excellent.
         The Bank's employee benefits for full-time employees include, among other things, a Pentegra (formerly known as Financial Institutions Retirement
Fund) defined benefit pension plan ("Pension Plan"), a Pentegra thrift plan, and major medical, dental, and short-term and long-term disability insurance.
         Employee benefits are considered by management to be competitive with those offered by other financial institutions and major employers in the Bank's area.

Legal Proceedings

         Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which either the Bank or the Holding Company is a party or to which any of its property is subject.

                                   COMPETITION

         The Bank originates most of its loans to and accepts most of its deposits from residents of Owen County, Indiana. The Bank is the oldest continuously operating financial institution headquartered in Owen County, Indiana.
         The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in Owen County with significantly larger resources than the Bank. In total, there are three financial institutions located in Owen County, Indiana, including the Bank. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

         Indiana law permits acquisitions of certain federal and state SAIF-insured savings associations and their holding companies ("Savings Associations") located in Indiana, Ohio, Kentucky, Illinois, and Michigan (the "Region") by other Savings Associations located in the Region. Savings Associations with their principal place of business in one of the states in the Region (other than Indiana) may acquire Savings Associations with their principal place of business in Indiana if, subject to certain other conditions, the state of the acquiring association has reciprocal legislation permitting the acquisition of Savings Associations and their holding companies in that state by Indiana Savings Associations. Each of the states in the Region has, at least to a certain degree, reciprocal legislation. The Indiana statute also authorizes Indiana Savings Associations to acquire other Savings Associations in the Region. Following the acquisition, an acquired Indiana Savings Association and any other Indiana Savings Association subsidiary owned by the acquiror must hold no more than 15% of the total Savings Association deposits in Indiana.

         Indiana laws allow nationwide acquisitions of Indiana banks by bank holding companies on a reciprocal basis as of July 1, 1992. Moreover, Indiana banks are also permitted to acquire other Indiana banks and to establish branches throughout Indiana.

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, and effective as of June 1, 1997, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that prior to June 1, 1997 interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for the Company.

         Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of savings associations and savings association acquisitions of banks in Indiana have been completed. Affiliations between banks and savings associations based in Indiana may also increase the competition faced by the Company.

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of services it provides borrowers and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.


                                   REGULATION

Bank Holding Company Regulation

         The Holding Company is registered as a bank holding company, and is subject to the regulations of the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the FRB. The FRB has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         The Holding Company is prohibited by the BHCA from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the FRB. Additionally, the Holding Company is prohibited by the BHCA from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto.

Capital Adequacy Guidelines for Bank Holding Companies

         The FRB is the federal regulatory and examining authority for bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies.

         Bank holding companies are required to comply with the FRB's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the FRB has adopted a Tier I (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

Bank Regulation

         The Bank is organized under the laws of Indiana and as such is subject to the supervision of the DFI, whose examiners conduct periodic examinations of state banks. In 1994, the Bank converted from a federal savings bank to an Indiana savings bank. Prior to such conversion, it was subject to regulation at the federal level primarily by the Office of Thrift Supervision ("OTS"). The Bank is not a member of the Federal Reserve System, so its principal federal regulator is the FDIC, which also conducts periodic examinations of the Bank. The Bank's deposits continue to be insured by the SAIF administered by the FDIC and are subject to FDIC's rules and regulations respecting the insurance of deposits. See "-- Insurance of Deposits".

         Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

         Insured state-chartered banks are prohibited under FedICIA from engaging as principal in activities that are not permitted for national banks, unless: (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards. As a result of its conversion to an Indiana savings bank, the Bank is required to cease the real estate development operations and divest the non-conforming real estate holdings of BSF. See "Business -- Service Corporation Subsidiary."

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, 0.3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The Bank is currently in compliance with this requirement. At June 30, 1996, the Bank's investment in stock of the FHLB of Indianapolis was $360,000.

         In past years, the Bank has received dividends on its FHLB stock. All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLBs' ability to pay dividends and the value of FHLB stock in the future. For the year ended June 30, 1996, dividends paid to the Bank by the FHLB of Indianapolis totaled $21,210, for an annual rate of 7.66%.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 60 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The reserves of the SAIF are currently below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures. The reserves of the BIF met the level required by law in May, 1995. Thrifts are generally prohibited from converting from one insurance fund to the other until the SAIF meets its designated reserve level, except with the prior approval of the FDIC in certain limited cases, and provided certain fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during such period and as long as certain other conditions are met. Consequently, although the Bank converted to a state savings bank in 1994, the Bank's deposits continue to be insured by the SAIF.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Because of the differing reserve levels of the SAIF and the BIF, deposit insurance assessments paid by healthy BIF-insured institutions were recently reduced significantly below the level paid by healthy SAIF-insured institutions. Assessments paid by healthy SAIF-insured institutions exceeded those paid by healthy BIF-insured institutions by approximately $.19 per $100 in deposits in late 1995 and exceeded them by $.23 per $100 in deposits beginning in 1996. Such premium disparity could have a negative competitive impact on the Company and other institutions with SAIF deposits.

         Congress has recently considered many proposals designed to recapitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF. Among those considered is a recapitalization plan providing for a special assessment currently estimated to be approximately $.65 per $100 of SAIF deposits, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF-insured deposits would pay a lower special assessment. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. SAIF assessments for healthy SAIF-insured institutions would be set at a significantly lower level after the legislation is adopted and could never be reduced below the level set for healthy BIF-insured institutions. The recapitalization plan also provides for the merger of the SAIF and BIF on January 1, 1998. It is also proposed that the savings association charter be eliminated in connection with that merger.

         The Bank had $28.7 million in deposits at June 30, 1996. If the one-time special assessment in the legislative proposal is enacted into law, the Bank will pay an additional assessment of approximately $187,000 (based upon deposits at June 30, 1996), which will reduce capital and earnings for the quarter in which any such assessment is recorded. However, it is expected that quarterly SAIF assessments would be reduced significantly sometime after adoption of the legislation.

         No assurances can be given that a SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, the Company can give no assurances that the disparity between BIF and SAIF assessments will be eliminated. If the proposed legislation is not adopted, SAIF premiums may increase and the disparity between BIF and SAIF premiums may become greater, with a resulting adverse effect on the Company's operations.

Regulatory Capital

         The FDIC has adopted risk-based capital ratio guidelines to which the Bank generally is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

         Like the capital guidelines established by the FRB for the Holding Company, these guidelines divide a bank's capital into two tiers. The first tier ("Tier I") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The FDIC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

         In addition, the FDIC established guidelines prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

         In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of BSF, the Bank's subsidiary. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in BSF) at levels sufficient for the Bank to be classified as a well-capitalized institution (i.e., total risk-based capital ratio of 10% or greater, Tier I risk-based capital ratio of 6% or greater, and leverage capital ratio of 5% or greater). The Bank currently exceeds its heightened capital requirements.

Prompt Corrective Regulatory Action

         FedICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1996, the Bank was categorized as "well capitalized."

         An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%; and (d) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution as described above. See "-- Bank Holding Company Regulation." If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

Dividend Limitations

         Under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank. Under Indiana law, the Holding Company is precluded from paying cash dividends if, after giving effect to such dividends, the Holding Company would be unable to pay its debts as they become due or the Holding Company's total assets would be less than its liabilities and obligations to preferential shareholders.

         In connection with the Conversion, the Bank established a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. The Bank will not be permitted to pay dividends to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

         Under Indiana law, the Bank may pay dividends without DFI approval so long as its capital is unimpaired and those dividends in any calendar year do not exceed the net profits of the Bank for that year plus the retained net profits of the Bank for the previous two years. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). Additional stringent regulatory requirements affecting dividend payments by the Bank, however, are established by the prompt corrective action provisions of FedICIA, which are discussed above. The Bank's capital levels currently exceed the criteria established to be designated as a "well capitalized" institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. At June 30, 1996, the Bank's total risk-based capital, Tier I risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized" by $1.3 million, $3.0 million, and $1.1 million, respectively.

Repurchase Limitations

         Regulations promulgated by the FRB provide that a bank holding company must file written notice with the FRB prior to any repurchase of its equity securities if the gross consideration for the purchase, when aggregated with the net consideration paid by the bank holding company for all repurchases during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. This notice requirement is not applicable, however, to a bank holding company that exceeds the thresholds established for a well capitalized bank and that satisfies certain other regulatory requirements.

         Under Indiana law, the Holding Company will be precluded from repurchasing its equity securities if, after giving effect to such repurchase, the Holding Company would be unable to pay its debts as they become due or the Holding Company's assets would be less than its liabilities and obligations to preferential shareholders.

Loans-to-One Borrower

         Under Indiana law, the total loans and extension of credit by an Indiana-chartered savings bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank's capital and unimpaired surplus. An additional amount up to 10% of the bank's capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

         As of June 30, 1996, the largest aggregate amount of loans which the Bank had to any one borrower was approximately $467,000. The Bank had no loans outstanding which management believes violate the applicable loans-to-one borrower limits. The Company does not believe that the loans-to-one borrower limits will have a significant impact on its business, operations or earnings.

Limitations on Rates Paid for Deposits

         Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. The Company does not believe that these regulations will have a materially adverse effect on its current operations.

Federal Reserve System

         FRB regulations require savings associations and savings banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the FRB. As of June 30, 1996, the Bank was in compliance with the applicable reserve requirements of the FRB.

Additional Limitations on Activities

         Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in, and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks. As a result of its conversion to an Indiana savings bank, the Bank is required to cease the real estate development operations and divest the non-conforming real estate holdings of BSF. See "Business -- Service Corporation Subsidiary."

Other Indiana Regulations

         As an Indiana-chartered savings bank, the Bank derives its authority from, and is regulated by, the DFI. The DFI has the right to promulgate rules and regulations necessary for the supervision and regulation of Indiana-chartered savings banks under its jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the DFI includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, shareholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest.

         The DFI generally conducts regular annual examinations of Indiana-chartered savings banks such as the Bank. The purpose of such examination is to assure that institutions are being operated in compliance with applicable Indiana law and regulations and in a safe and sound manner. In addition, the DFI is required to conduct an examination of any institution as often as it deems necessary. The DFI has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice in the conduct of its business or has or is violating any other law, rule or regulation and, as to officers and directors of an Indiana savings bank, breached his fiduciary duty as an officer or director.

         With the approval of the DFI, a savings bank may merge or consolidate with another savings bank, a state bank, a national bank, or a federal or state savings association. In considering whether to approve or disapprove such a merger or consolidation, the DFI is to consider the following factors: (i) whether the institutions are operated in a safe, sound and prudent manner; (ii) whether the financial conditions of any of the institutions will jeopardize the financial stability of the other institutions; (iii) whether the proposed merger or consolidation will result in an institution that has inadequate capital, unsatisfactory management or poor earnings prospects; (iv) whether the management or other principals of the resulting institution are qualified by character and financial responsibility to control and operate in a legal and proper manner the resulting institution; (v) whether the interests of the depositors and creditors of the institutions and the public generally will be jeopardized by the transaction; and (vi) whether institutions furnish all of the information the DFI requires in reaching the DFI's decision.

         Acquisitions of control of the Bank by a bank or bank holding company require the prior approval of the DFI. Control is defined as the power, directly or indirectly, (i) to vote 25.0% or more of the voting stock of an Indiana-chartered savings bank or (ii) to exercise a controlling influence over the management or policies of a savings bank.

Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings.

Transactions with Affiliates

         The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

         The shares of Common Stock of the Holding Company are registered with the SEC under the 1934 Act. The Holding Company are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After the third anniversary of the Bank's conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including the two-year holding period and those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

          Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The examiners have determined that the Bank has a satisfactory record of meeting community credit needs.

                                    TAXATION

Federal Taxation

         Historically, savings banks have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank will no longer be able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank will be required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by the Bank.

         Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

         For federal income tax purposes, the Bank has been reporting its income and expenses on the accrual method of accounting. The Bank's federal income tax returns have not been audited in recent years.

State Taxation

         The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.
         The Bank's state income tax returns have not been audited in recent years.

Current Accounting Issues

     Accounting for Post-Retirement Benefits. In December, 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. Statement of Financial Accounting Standards ("SFAS") No. 106 requires that employers recognize the cost of providing post-retirement benefits over the employees' active service periods to the date they attain full eligibility for such benefits. SFAS No. 106 was effective for the Bank for the fiscal year commencing July 1, 1995 and did not have a material impact or either the Bank's financial position or results of operations.

     Fair Value Disclosures. In December, 1991, the FASB issued SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 requires all companies, including financial institutions, to disclose in notes to their financial statements the fair value of all financial instruments for which it is practicable to estimate the value. This information is required to conform with generally accepted accounting principles and is disclosed in a separate note to the consolidated financial statements.

         Accounting for Impairment of Loans. In 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The purpose of SFAS No. 114 is to eliminate inconsistencies in the accounting among different types of creditors for loans with similar collection problems by requiring a single method for measuring impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank will measure certain impaired loans pursuant to SFAS No. 114 at a discounted amount on the balance sheet based on the present value amount of the expected future cash flows using the loan's effective interest rate. A valuation reserve should be recorded if the present value of the expected cash flows is less than the recorded amount of the loan. Formally restructured loans and loans evaluated as groups or pools of homogeneous loans (e.g., single family residence) are excluded from SFAS No. 114. In October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of Loan - Income Recognition and Disclosures. SFAS No. 118 amends the disclosure requirements of SFAS No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The effective date of SFAS No. 114 and SFAS No. 118 is for fiscal years beginning after December 31, 1994. The Bank adopted SFAS No. 114 and SFAS No. 118 in the fiscal year ended June 30, 1995, and their adoption did not have a material impact on earnings or financial condition.

         Accounting for Impairment of Long-Lived Assets to be Disposed Of. SFAS No. 121 establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. SFAS No. 121 requires that the long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A review is required only if events or circumstances indicate the need.

         After an impairment is recognized, the reduced carrying value of the asset becomes its new cost. For depreciable assets, this new cost is depreciated over the asset's useful life. Restoration of previously recognized losses is prohibited.

         An impairment loss for assets to be held and used would be reported as a component of income from continuing operations before income taxes. An entity recognizing an impairment loss would be required to disclose all of the following:

         o Description of the assets impaired and circumstances leading to the impairment; o Amount of impairment loss and how fair value was determined; o Which income statement line item the loss is included in, if not presented as a single line item (or parenthetically); and

         o The business segment affected (for public companies). This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Bank believes that SFAS No. 121 will not have a material impact on either the Company's financial position or results of operations.

         Accounting for Mortgage Servicing Rights. During 1995, the FASB issued SFAS No. 122, entitled Accounting for Mortgage Servicing Rights. SFAS No. 122 pertains to mortgage banking enterprises and financial institutions that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This Statement eliminates the accounting distinction between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. Under this Statement, if a mortgage banking enterprise sells or securitizes loans and retains the mortgage servicing rights, the enterprise must allocate the total cost of the mortgage loans to mortgage servicing rights and loans (without the rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable, the entire cost should be allocated to the mortgage loans and no cost should be allocated to the mortgage servicing rights. An entity would measure impairment of mortgage servicing rights and loans based on the excess of the carrying amount of the mortgage servicing rights portfolio over the fair value of that portfolio.

         The Statement is to be applied prospectively in fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights. Retroactive application is prohibited. The Bank believes that SFAS No. 122 will not have a material impact on either the Company's financial position or results of operations.

         Accounting for Stock-based Compensation. SFAS No. 123, Accounting for Stock-based Compensation, establishes a fair value based method of accounting for stock-based compensation plans. The FASB encourages all entities to adopt this method for accounting for all arrangements under which employees receives shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of its stock.

         Due to the extremely controversial nature of this project, the Statement permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If a company elects that option, pro forma disclosures of net income (and earnings per share, if presented) are required in the footnotes as if the provisions of this Statement had been used to measure stock-based compensation. The disclosure requirements of Opinion No. 25 have been superseded by the disclosure requirements of this Statement.

         Once an entity adopts the fair value based method for accounting for these transactions, that election cannot be reversed.

         Equity instruments granted or otherwise transferred directly to an employee by a principal stockholder are stock-based employee compensation to be accounted for in accordance with either Opinion 25 or this Statement, unless the transfer clearly is for a purpose other than compensation.

         The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995.

         The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, Pro forma disclosures required for entities that elect to continue to measure compensation cost using Opinion 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

         During the initial phase-in period, the effects of applying this Statement are not likely to be representative of the effects on the reported net income for future years because options vest over several years and additional awards generally are made each year. If that situation exists, the entity shall include a statement to that effect.

         Management has not determined the impact of SFAS No. 123 on either the Company's financial position or results of operations.

         SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, breaks new ground in resolving long-standing questions about whether transactions should be accounted for as secured borrowings or as sales. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered secured borrowings.

         A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets only if all of the following conditions are met:

         o        The transferred  assets have been isolated from the transferor
                  - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

         o Each transferee obtains the right - free of conditions that constrain it from taking advantage of that right - to pledge or exchange the transferred assets, or the transferee is a qualifying special-purpose entity and the holders of beneficial interests in that entity have the right - free of conditions that constrain them from taking advantage of that right - to pledge or exchange those interests.

         o The transferor does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity, or an agreement that entitles the transferor to repurchase or redeem transferred assets that are not readily obtainable.

         This Statement provides detailed measurement standards for assets and liabilities included in these transactions. It also includes implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitization, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements, "wash sales", loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities.

         The Statement supersedes FASB Statements No. 76, Extinguishment of Debt, and No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, and No. 122, Accounting for Mortgage Servicing Rights and amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, in addition to clarifying or amending a number of other statements and technical bulletins.

         This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted.

         Accounting for Employee Stock Plans. In November 1993, AICPA issued Statement of Position ("SOP") 93-6 which addresses the accounting for shares of stock issued to employees by an employee stock ownership plan (`Employee Plan"). SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released to employees from the Employee Plan. SOP 93-6 is effective for fiscal years beginning after December 15, 1993 and relates to shares purchased by an Employee Plan after December 31, 1992. Assuming shares of Common Stock appreciate in value overtime, the adoption of SOP 93-6 will likely increase compensation expense relative to the Company's ESOP established in connection with the Conversion, as compared with prior guidance which would have required the recognition of compensation expense based on the cost of shares acquired by the ESOP. However, the amount of the increase has not been determined as the expense will be based on the fair value of the shares committed to be released to employees, which is not yet determinable.

         The AICPA's Accounting Standards Executive Committee has also issued SOP 94-6, Disclosure of Certain Significant Risks and Uncertainties. SOP 94-6 applies to financial statements prepared in conformity with generally accepted accounting principles applicable to nongovernmental entities, and it applies to all entities that issue such statements. SOP 94-6 requires reporting entities to include in their financial statements disclosures about the nature of their operations and the use of estimates in the preparation of financial statements. In addition, if specified disclosure criteria are met, it requires entities to make disclosures about:

         o Amounts reported in the financial statements or in the notes that are particularly sensitive to change in the near term (for example
              - inventory subject to rapid technological obsolescence, valuation allowances for commercial and real estate loans, and amounts reported for long-term contacts); and

         o Concentrations in the volume of business transacted with a particular customer, supplier, lender, grantor or contributor; in revenue from particular products, services or fund-raising events; in the available sources of supply of materials, labor or services, or of licenses or other rights used in the entity's operation; or in the market or geographic area in which an entity conducts its operations.

         SOP 94-6 was effective for the 1996 consolidated financial statements and had no effect on the financial statements other than the additional disclosures in the footnotes.


Item 2.  Properties.

         At June 30, 1996, the Bank and the Holding Company conducted business from a single office at 279 East Morgan Steet, Spencer, Indiana. The Company owns the land and the building, and at June 30, 1996, the net book value of the land, building, equipment, furniture and fixtures was $513,000.

         At June 30, 1996, the Bank also owned a parcel of real estate located across the street from its office which is utilized for employee parking. In January, 1996, the Bank purchased another parcel of real estate located adjacent to its office ("West Parcel"). The Bank has agreed to sell one-half of the West Parcel to a local insurance agency. The Bank's Board of Directors is currently considering possible improvements to the remaining one-half of the West Parcel, including a possible office facility for the Holding Company and additional storage and office space for the Bank. The net book value of the additional real estate owned by the Bank, including the West Parcel, was $162,000 as of June 30, 1996.

         The Company owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting.

         The Bank has also contracted for the data processing and reporting services of On-Line Financial Services, Inc. in Oak Brook, Illinois, which was acquired in 1995 by Argo Federal Savings Bank, FSB. The cost of these data processing services is approximately $4,625 per month.

Item 3.       Legal Proceedings.

         Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business.

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 1996.

Item 4.5.     Executive Officers of the Registrant.

         Presented below is certain information regarding the executive officers of the Holding Company:

    Name                       Position
    Kurt J. Meier              President, Chief Executive Officer and Treasurer
    Kurt D. Rosenberger        Vice President and Chief Financial Officer
    Charles W. Chambers        Secretary

         Kurt J. Meier (age 45) is President, Chief Executive Officer and Treasurer of the Holding Company. Mr. Meier has also served as President of the Bank since 1994. Theretofore, he served as Managing Officer of the Bank from 1990 to 1994.

         Kurt D. Rosenberger (age 37) is Vice President and Chief Financial Officer of the Holding Company. Mr. Rosenberger has also served as Vice President of the Bank since 1994. Theretofore, he served as Senior Financial Analyst for the OTS in Indianapolis, Indiana, from 1990 to 1994.

         Charles W. Chambers (age 80) is Secretary of the Holding Company. Mr. Chambers has also served as a Staff Appraiser of the Bank since 1991 and as Secretary of the Bank since 1990.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Bank converted from an Indiana mutual savings bank to an Indiana stock savings bank effective July 1, 1996, and simultaneously formed a bank holding company, the Holding Company. The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Cap Market, under the symbol "HWEN." Because the Conversion was not effected until July 1, 1996, no prices were reported by NASDAQ for the Holding Company's Common Stock during the year ended June 30, 1996, and no dividends were paid on the Common Stock during the year. As of September 20, 1996, there were approximately 320 record holders of the Holding Company's Common Stock.

         Since the Holding Company has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependant upon the earnings on its investment securities and the ability of the Bank to pay dividends to the Holding Company.

         Under current federal income tax law, dividend distributions with respect to the Common Stock, to the extent that such dividends paid are from the current or accumulated earnings and profits of the Bank (as calculated for federal income tax purposes), will be taxable as ordinary income to the recipient and will not be deductible by the Bank. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from the Bank's accumulated bad debt reserves, which could result in increased federal income tax liability for the Company. Moreover, the Bank may not pay dividends to the Holding Company if such dividends would result in the impairment of the liquidation account established in connection with the Conversion.

         The Holding Company's ability to pay dividends on the Common Stock is subject to certain regulatory restrictions. See "Regulation." In addition, Indiana law would prohibit the Holding Company from paying a divided, if after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the ordinary course of business or if the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

Item 6.       Selected Financial Data.

     The following selected consolidated financial data of the Bank is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Form 10-K. In the opinion of management of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for and such periods have been included.



                                                                                AT  JUNE 30,
                                                     --------------------------------------------------------------
                                                        1996         1995         1994         1993         1992
                                                        ----         ----         ----         ----         ----
                                                                                 (Dollars in thousands)
Balance Sheet Data:
Total assets.......................................   $39,426       $30,839      $26,008      $23,460       $21,579
Loans receivable, net..............................    27,125        25,547       21,479       19,368        17,124
Cash and cash equivalents..........................     5,721         1,386        1,237        1,343         1,323
Securities available for sale......................     4,901           934          ---          ---           ---
Securities held to maturity........................       ---         1,827        2,414        1,833         2,161
Deposits...........................................    28,726        22,500       21,451       20,174        19,151
Federal Home Loan Bank advances....................     7,200         5,000        1,500          500           ---
Equity capital - substantially restricted..........     3,410         3,159        2,850        2,589         2,280




                                                                            YEAR  ENDED JUNE 30,
                                                        -------------------------------------------------------------
                                                         1996         1995         1994        1993         1992
                                                        -----       -------      -------      -------       -------
                                                                        (Dollars in thousands)
Summary of Operating Results:
Interest income..................................      $2,955        $2,420       $2,023       $1,958        $1,981
Interest expense.................................       1,593         1,174          949          993         1,224
                                                        -----       -------      -------      -------       -------
   Net interest income...........................       1,362         1,246        1,074          965           757
Provision for loan losses........................          94            36           14            6           ---
                                                        -----       -------      -------      -------       -------
   Net interest income after provision for
      loan losses................................       1,268         1,210        1,060          959           757
Other income:
   Service charges on deposit accounts...........          37            27           23           22            22
   Gain on sale of real estate acquired
      for development............................          57            78          145          117            56
   Other.........................................          47            43           33           28            21
                                                         ----       -------      -------      -------       -------
      Total other income.........................         141           148          201          167            99
                                                         ----       -------      -------      -------       -------
Other expense:
   Salaries and employee benefits................         415           404          344          254           248
   Net  occupancy and equipment expense..........         123           109          109           91            74
   Deposit insurance premium.....................          54            49           48           32            42
   Other.........................................         ---           304          306          255           247
                                                         ----       -------      -------      -------       -------
        Total other expense......................         925           866          807          632           611
                                                         ----       -------      -------      -------       -------
Income before income taxes and cumulative
   effect of change in accounting principle......         484           492          454          494           245
Income tax expense...............................         196           203          169          186            85
Cumulative effect of change in
     accounting principle........................         ---          ---          (24)          ---           ---
                                                         ----       -------      -------      -------       -------
   Net income....................................       $ 288        $  289        $ 261       $  308        $  159
                                                         ====       =======      =======      =======       =======

Supplemental Data:
Return on assets (1) ............................         .84%         1.00%        1.03%        1.34%          .72%
Return on equity (2).............................        8.71          9.59         9.46        12.55          7.18
Interest rate spread (3) ........................        3.78          4.19         4.11         4.11          3.25
Net yield on interest-earning assets (4).........        4.13          4.54         4.42         4.43          3.62
Other expenses to average assets ................        2.70          2.99         3.17         2.75          2.77
Net interest income to other expenses............        1.47x         1.44x        1.33x        1.53x         1.24x
Equity-to-assets (5).............................        8.65         10.24        10.96        11.04         10.57
Average equity capital to
   average total assets..........................        9.64         10.42        10.85        10.69         10.61
Average interest-earning assets to average
   interest-bearing liabilities..................        1.07x         1.08x        1.08x        1.07x         1.06x
Non-performing assets to total assets............        1.03           .32          .10          ---           ---
Non-performing loans to total loans..............        1.32           .39          .13          ---           ---
Loan loss allowance to total loans, net..........         .55           .22          .12          .06           .08
Loan loss allowance to non-performing loans......       41.78         57.00       108.33          ---           ---
Net charge-offs to average loans ................           *           .02            *          .04             *

- ----------------

(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated.
(4)  Net interest income divided by average interest-earning assets.
(5)  Total equity divided by assets.
*    Less than .01%

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.

General

         The Holding Company was formed as an Indiana corporation on February 21, 1996, for the purpose of issuing the Common Stock and owning all of the outstanding common stock of the Bank to be issued in the Conversion as a unitary bank holding company. As a newly formed corporation, the Holding Company has no operating history.

         The principal business of savings banks, including the Bank, has historically consisted of attracting deposits from the general public and making loans secured by residential real estate. The Company's earnings are primarily dependent upon its net interest income, the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by provisions for loan losses, service charges and other non-interest income, operating expenses and income taxes.

         The Company is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. See "Regulation." Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities and level of personal income and savings within the Bank's market. In addition, deposit growth is affected by how customers perceive the stability of the financial services industry amid various current events such as regulatory changes, failures of other financial institutions and financing of the deposit insurance fund. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities of the Bank include deposits, payments on loans, borrowings and income provided from operations.

Average Balances and Interest Rates and Yields

         The following table presents for the years ended June 30, 1996, 1995, and 1994, the month-end average balances of each category of the Bank's interest-earning assets and interest-bearing liabilities, and the average yields earned and interest rates paid on such balances. Such yields and costs are determined by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.



                                                                         Year Ended June 30,
                                     ---------------------------------------------------------------------------------------
                                                   1996                          1995                          1994
                                     ----------------------------  ----------------------------   --------------------------
                                        Average           Yield/     Average             Yield/     Average           Yield/
                                        Balance Interest   Cost      Balance   Interest   Cost      Balance Interest   Cost
                                     ---------- --------  ------     -------   --------   ----      ------- --------   ----
                                                                      (Dollars in thousands)
Assets:
Interest-earning assets:
   Interest-earning deposits.......  $   2,782  $  136     4.89%   $  1,298  $     77    5.93%    $  1,178   $   44   3.74%
   Investment securities (1).......      1,291      89     6.89       1,032        67    6.49          775       46   5.94
   Mortgage-backed
     securities (1)................      1,628      90     5.53       1,556        93    5.98        1,773      106   5.98
   Loans receivable (2)............     26,970   2,619     9.71      23,329     2,167    9.29       20,326    1,814   8.92
   Stock in FHLB of Indianapolis...        274      21     7.66         224        16    7.14          222       13   5.86
                                       -------   -----              -------     -----              -------    -----
     Total interest-earning assets.     32,945   2,955     8.97      27,439     2,420    8.82       24,274    2,023   8.33
Non-interest earning assets, net of
   allowance for loan losses and including
   unrealized gain (loss) on securities
   available for sale..............      1,367                        1,495                          1,172
                                       -------                      -------                        -------
     Total assets..................    $34,312                      $28,934                        $25,446
                                       =======                      =======                        =======
Liabilities and retained earnings:
Interest-bearing liabilities:
   Savings accounts................    $ 4,235     117     2.76    $  4,460       138    3.09     $  5,427      166   3.06
   NOW accounts....................      2,320      58     2.50       2,349        62    2.64        2,517       67   2.66
   Certificates of deposit.........     18,672   1,086     5.82      15,145       763    5.04       13,624      680   4.99
   Other borrowings................         15       1     6.67         102        10    9.80          109        8   7.34
   FHLB advances...................      5,475     331     6.05       3,321       201    6.05          792       28   3.54
                                       -------   -----              -------     -----              -------    -----
     Total interest-bearing
          liabilities..............     30,717   1,593     5.19      25,377     1,174    4.63       22,469      949   4.22
Other liabilities..................        289                          543                            216
                                       -------                      -------                        -------
     Total liabilities.............     31,006                       25,920                         22,685
                                       -------                      -------                        -------
Equity capital
   Retained earnings..............       3,305                        3,007                          2,761
   Unrealized gain on securities
     available for sale............          1                            7                            ---
                                       -------                      -------                        -------
     Total equity capital..........      3,306                        3,014                          2,761
                                       -------                      -------                        -------
     Total liabilities and
         equity capital............    $34,312                      $28,934                        $25,446
                                       =======                      =======                        =======
Net interest-earning assets........    $ 2,228                     $  2,062                       $  1,805
                                      ========  ------             ========    ------             ========   ------
Net interest income................             $1,362                         $1,246                        $1,074
                                                ======                         ======                        ======
Interest rate spread...............                        3.78%                         4.19%                        4.11%
                                                           ====                          ====                         ====
Net yield on weighted average
   interest-earning assets.........                        4.13%                         4.54%                        4.42%
                                                           ====                          ====                         ====
Average interest-earning assets to
   average interest-
   bearing liabilities.............     107.25%                      108.13%                        108.03%


(1) Yields for investment and mortgage-backed securities available for sale are computed based upon amortized cost.

(2)      Non-accruing loans have been included in average balances.

         In the foregoing table, no adjustment of interest on tax-exempt securities to a tax-equivalent basis was made since the adjustment was less than $10,000 in each period presented.

     Interest Rate Spread

         The Bank's results of operations have been determined primarily by net interest income and, to a lesser extent, fee income, miscellaneous income and general and administrative expenses. Net interest income is determined by the interest rate spread between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities and by the relative amounts of interest-earning assets and interest-bearing liabilities.
         The following table sets forth the weighted average effective interest rate earned by the Bank on its loan, investment portfolios and interest-earning assets, the weighted average effective cost of the Bank's deposits and borrowings, the interest rate spread of the Bank, and the net yield on weighted average interest-earning assets for the periods and as of the date shown. Average balances are based on month-end average balances.


                                                                                        Year Ended June 30,
                                                     At June 30,                ------------------------------------
                                                        1996                    1996           1995           1994
                                                        ----                    ----           ----           ----

Weighted average interest rate earned on:
   Interest-earning deposits.........................   5.48%                   4.89%           5.93%          3.74%
   Investment securities.............................   5.57                    6.89            6.49           5.94
   Mortgage-backed securities........................   6.85                    5.53            5.98           5.98
   Loans receivable..................................   9.62                    9.71            9.29           8.92
   Stock in FHLB of Indianapolis.....................   7.60                    7.66            7.14           5.86
     Total interest-earning assets...................   8.60                    8.97            8.82           8.33

Weighted average interest rate cost of:
   Savings accounts..................................   3.00                    2.76            3.09           3.06
   NOW and money market accounts.....................   2.50                    2.50            2.64           2.66
   Certificates of deposit...........................   5.68                    5.82            5.04           4.99
   Other borrowings..................................    ---                    6.67            9.80           7.34
   FHLB advances.....................................   6.08                    6.05            6.05           3.54
     Total interest-bearing liabilities..............   4.97                    5.19            4.63           4.22

Interest rate spread (1).............................   3.63%                   3.78%           4.19%          4.11%
                                                        ====                    ====            ====           ====
Net yield on weighted average
   interest-earning assets (2).......................                           4.13            4.54%          4.42%
                                                                                ====            ====           ====

- --------------

(1) Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate earned for the period indicated. Interest rate spread figures must be considered in light of the relationship between the amounts of interest-earning assets and interest-bearing liabilities.

(2) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated. No net yield percentage is presented at June 30, 1996, because the computation of net yield is applicable only over a period rather than at a specific date.

     The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (i.e., changes in rate multiplied by old volume) and (2) changes in volume (i.e., changes in volume multiplied by old rate). Changes attributable to both rate and volume have been allocated proportionally to the change due to volume and the change due to rate.

                                                                   Increase (Decrease) in Net Interest Income
                                                                ------------------------------------------------
                                                                 Total Net           Due to              Due to
                                                                  Change              Rate               Volume
                                                                -----------        ----------           --------
                                                                                 (In thousands)
Year ended June 30, 1996
compared to year ended June 30, 1995
Interest-earning assets:
   Interest-earning deposits..............................       $  59             $  (16)               $  75
   Investment securities..................................          22                  3                   19
   Mortgage-backed securities.............................          (3)                (7)                   4
   Loans receivable.......................................         452                102                  350
   Stock in FHLB of Indianapolis..........................           5                  1                    4
                                                                ------             ------                -----
     Total................................................         535                 83                  452
                                                                ------             ------                -----
Interest-bearing liabilities:
   Savings accounts.......................................         (21)               (14)                  (7)
   NOW and money market accounts..........................          (4)                (3)                  (1)
   Certificates of deposit................................         323                129                  194
   Other borrowings.......................................          (9)                (2)                  (7)
   FHLB advances..........................................         130                ---                  130
                                                                ------             ------                -----
     Total................................................         419                110                  309
                                                                ------             ------                -----
Change in net interest income.............................       $ 116              $ (27)               $ 143
                                                                ======             ======               ======

Year ended June 30, 1995
compared to Year ended June 30, 1994
Interest-earning assets:
   Interest-earning deposits..............................       $  33             $   28                 $  5
   Investment securities..................................          21                  4                   17
   Mortgage-backed securities.............................         (13)               ---                  (13)
   Loans receivable.......................................         353                 76                  277
   Stock in FHLB of Indianapolis..........................           3                  3                  ---
                                                                ------             ------               ------
     Total................................................         397                111                  286
                                                                ------             ------               ------
Interest-bearing liabilities:
   Savings accounts.......................................         (28)                 2                  (30)
   NOW and money market accounts..........................          (5)                (1)                  (4)
   Certificates of deposit................................          83                  6                   77
   Other borrowings.......................................           2                  3                   (1)
   FHLB advances..........................................         173                 32                  141
                                                                ------             ------               ------
     Total................................................         225                 42                  183
                                                                ------             ------               ------
Change in net interest income.............................        $172              $  69                 $103
                                                                ======             ======               ======

Year ended June 30, 1994
compared to Year ended June 30, 1993
Interest-earning assets:
   Interest-earning deposits..............................        $  5              $   4                 $  1
   Investment securities..................................          (1)                (5)                   4
   Mortgage-backed securities.............................           6                (25)                  31
   Loans receivable.......................................          65               (106)                 171
   Stock in FHLB of Indianapolis..........................         (10)               (10)                 ---
                                                                ------             ------               ------
     Total................................................          65               (142)                 207
                                                                ------             ------               ------
Interest-bearing liabilities:
   Savings accounts.......................................         (17)               (24)                   7
   NOW and money market accounts..........................          (3)                (7)                   4
   Certificates of deposit................................         (40)              (114)                  74
   Other borrowings.......................................         ---                 (1)                   1
   FHLB advances..........................................          16                  3                   13
                                                                ------             ------               ------
     Total................................................         (44)              (143)                  99
                                                                ------             ------               ------
Change in net interest income.............................        $109              $   1                 $108
                                                                ======             ======               ======

Financial Condition at June 30, 1996 Compared to Financial Condition at June 30, 1995

     General. Total assets increased $8.6 million at June 30, 1996 compared to June 30, 1995. The increase was primarily a result of an increase in cash and cash equivalents of $4.3 million. In addition, investment securities increased $2.1 million and net loans increased $1.6 million. These increases in assets were funded by increased deposits of $6.2 million or 27.6% and additional advances of $2.2 million from the FHLB of Indianapolis. The increase in deposits included $4.7 million of funds related to the sale of common stock associated with the conversion of the Bank from a state mutual savings bank to a state stock savings bank. The conversion and related formation of a bank holding company were completed effective July 1, 1996.

     Average assets increased from $28.9 million for the period ended June 30, 1995, to $34.3 million for the period ended June 30, 1996, an increase of 18.7%. Average interest-earning assets represented 94.8% of average assets for the June 1995 period compared to 96.0% for the period ended June 30, 1996. Average loans experienced the largest increase amounting to $3.6 million while other interest-earning assets increased to a lesser extent. Average interest-bearing liabilities as a percentage of average interest-earning assets were 93.2% for the 1996 period compared to 92.5% for the 1995 period.

     Investment Securities. Total securities increased $2.1 million, primarily in mortgage-backed securities at June 30, 1996 compared to June 30, 1995. The Bank availed itself of the opportunity in December 1995 to transfer all of its held-to-maturity securities to available-for-sale as permitted by the Financial Accounting Standards Board. All subsequent purchases have been classified as available for sale. The Bank believes that maintaining all investment securities as available for sale provides the most flexibility in managing the investment portfolio.

     Loans and Allowance for Loan Losses. Average loans increased approximately $3.6 million from the period ended June 30, 1995 to June 30, 1996. The growth in loans was funded by increased average deposits and increased average borrowings. Average loans were $27.0 million for the June 1996 period compared to $23.3 million for the June 1995 period. The average rate on loans was 9.71% for the June 1996 period compared to 9.29% for the June 1995 period, an increase of 42 basis points. The allowance for loans losses as a percentage of net loans increased to .55% from .22% as a result of a larger provision for loan losses and nominal charge-offs. The ratio of the allowance for loan losses to nonperforming loans was 41.7% at June 30, 1996 compared to 57.0% at June 30, 1995.

     Premises and Equipment. Premises and equipment increased approximately $41,000, net of depreciation and the disposition of a possible location for future expansion, from June 30, 1995 to June 30, 1996. The largest increases were related to the purchase of a property adjacent to the Bank and a property across the street from the Bank. The Bank intends to utilize one-half of the location adjacent to the main office primarily for additional office space and storage for the Bank. The Bank has agreed to sell the other one-half of this property to a local insurance agency. The property located across the street from the main office is used for employee parking. A location purchased for a loan origination office in a nearby community was sold on contract for a nominal gain after management determined that a full service branch was more desirable. No location for the future branch has been selected. In addition, the Bank has purchased new general ledger software to which it expects to convert in early 1997.

     Deposits. Deposits increased $6.2 million from $22.5 million at June 30, 1995 to $28.7 million at June 30, 1996. Increased deposits were used to fund loans and increases in other earning assets. Savings accounts increased approximately $4 million, substantially all of which was attributable to funds on deposit for the purchase of common stock related to the conversion of the Bank from a mutual to a stock institution. Now accounts and certificates of deposit increased $2.3 million during this period. Average total deposits increased $3.3 million to $25.2 million for the June 1996 compared $22.0 million for the June 1995 period.

     Borrowed Funds. Borrowed funds increased $2.2 million from June 30, 1995 to June 30, 1996. The increase in borrowed funds was used to fund a portion of the Bank's loan growth. The weighted average interest rate on advances from the FHLB of Indianapolis decreased from 6.36% at June 30, 1995 to 6.08% at June 30, 1996. Average borrowed funds increased to $5.5 million for the June 1996 period from $3.4 million for the June 1995 period.

     Equity Capital. Equity capital increased $251,000 to $3.4 million at June 30, 1996 compared to $3.2 million at June 30, 1995 primarily due to net income during the period.

Financial Condition at June 30, 1995 Compared to Financial Condition at June 30, 1994

         Total assets increased $4.8 million at June 30, 1995, compared to June 30, 1994. The increase was primarily a result of increases in net loans of $4.1 million, or 18.9%, which was primarily funded by a $3.5 million increase in advances from the FHLB of Indianapolis. The increase in net loans of $4.1 million resulted primarily from increases in one-to-four family loans, Combo Loans and nonresidential real estate mortgage loans.

         Average assets increased from $25.4 million for the period ended June 30, 1994, to $28.9 million for the period ended June 30, 1995, an increase of 13.7%. Average interest-earning assets represented 94.8% of average assets for the period ended in 1995 compared to 95.4% for the period ended June 30, 1994. Substantially all of the increase in average earning assets was attributable to growth in the loan portfolio. Average interest-bearing liabilities as a percentage of average interest-bearing assets was 92.5% and 92.6% for 1995 and 1994, respectively.

         Average balances of securities available for sale and held to maturity increased $347,000, or 14.4%, to $2.7 million for the 1995 period from $2.4 million for the 1994 period due to purchases, while mortgage-backed securities held to maturity decreased slightly as a result of principal repayments. Mortgage-backed securities are purchased on occasion because such instruments offer liquidity and lower credit risk than other types of investments. The primary risk associated with these instruments is that in a declining interest rate environment the prepayment level of the loans underlying these securities will accelerate, which reduces the effective yield and exposes the Bank to interest rate risk on the prepaid amounts. In an increasing rate environment, the primary risk associated with these securities is that the fixed-rate portion of such securities will not adjust to market rates which reduces the Bank's spread. See "Business -- Lending Activities -- Mortgage-Backed Securities." See
Note 3 to Consolidated Financial Statements.

         Loans and Allowance for Loan Losses. Loans increased $4.1 million from June 30, 1994 to June 30, 1995 primarily due to increases in real estate mortgage loans. Average loans increased from $20.3 million to $23.3 million while the average rates earned on such loans increased 37 basis points to 9.29%. This increase in the average rate reflected the general increase in loan rates during the fiscal year ended June 30, 1995. The allowance for loan losses as a percentage of total loans increased to 0.22% from 0.12% as a result of a larger provision for loan losses, increased loans and nominal charge-offs. The allowance for loan losses as a percentage of non-performing loans was 57.0% and 108.3% at June 30, 1995 and 1994, respectively. Non-performing loans were $100,000 and $27,000 at each date, respectively.

         Premises and Equipment. Premises and equipment increased $115,000, net of depreciation, from June 30, 1994 to June 30, 1995. The increase was primarily related to the purchase of two separate properties for future expansion, the purchase of teller equipment and purchases of various other equipment. One of the properties was originally purchased for establishing a loan origination office in a nearby community. Subsequently, management determined that a full service branch was more desirable than a loan origination office. Since this location was not adequate for a full service branch, it was sold under a contract for sale subsequent to June 30, 1995. The other property is across the street from the Bank's main office and is used for customer and employee parking.

         Deposits. Deposits increased approximately $1.0 million during the period ended June 30, 1995. NOW and savings accounts decreased $1.8 million while certificates of deposit increased $2.8 million. Increased rates paid on certificates of deposit compared to those paid on NOW and savings accounts were primarily responsible for the transfers and other increases in certificates of deposit. Average deposits increased slightly from $21.6 million for 1994 to $22.0 million for 1995.

         Borrowed Funds. The growth in loans was funded by additional FHLB of Indianapolis advances of $3.5 million from June 30, 1994 to June 30, 1995. Management elected to utilize FHLB advances available at rates comparable to the cost of acquiring local deposits to partially fund the increase in loans. The maturities of these borrowings were slightly longer than local deposits at similar interest rates. Average borrowed funds increased from $0.9 million for the period ended June 30, 1994 to $3.4 million for the period ended June 30, 1995.

         Equity Capital. Equity capital increased $310,000 to $3.2 million at June 30, 1995. This increase was primarily due to net income of $289,000. Equity capital also increased during the fiscal year ended June 30, 1995 as a result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in an unrealized gain on securities available for sale of approximately $20,000, net of taxes, on available-for-sale securities at June 30, 1995. Securities available for sale must be adjusted and carried at market value, with the unrealized gain or loss reported in equity capital. The effect of adjusting securities available for sale to market value can result in positive or negative adjustments to equity and such adjustments may be material. Although management has no present intention to sell these securities, the Bank could report gains from the sales of these securities in the current interest rate environment if it sold these securities. Comparison of Operating Results For Fiscal Years Ended June 30, 1996, 1995 and 1994

         General. Net income for the three year period ended June 30, 1996 has remained in a narrow range. Net income for the fiscal year ended June 30, 1996 decreased slightly to $288,000 compared to $289,000 for the 1995 period. Net income for 1994 of $261,000 was reduced by $24,000 for a cumulative change in accounting for income taxes because of the implementation of SFAS No. 109. Income for 1994 before the cumulative effect of the accounting change was $285,000. Return on average assets for the years ended June 30, 1996, 1995 and 1994 was .84%, 1.00% and 1.03%. Return on average equity was 8.71% for 1996, 9.59% for 1995 and 9.46% for 1994.

     Interest Income. The Bank's total interest income was $3.0 million compared to $2.4 million for 1995. Higher interest rates accounted for $83,000 of the increase while volume increases accounted for $452,000, primarily from loans. Average earning assets increased $5.5 million from $27.4 million to $32.9 million from 1995 to 1996. The increase in average earning assets was accompanied by an increase in average yields from 8.82% in 1995 to 8.97% in 1996. The increases in average loans and loan rates was the primary factor contributing to the increase in total interest income. Total interest income increased $400,000 from 1994 to 1995. Average earning assets increased $3.2 million during the 1995 period compared to the 1994 period and the average yield increased 49 basis points to 8.82% from 8.33%.

     Interest Expense. Interest expense increased $419,000 during the fiscal year ended June 30, 1996 compared to 1995. The increase in interest expense was the result of an increase in average interest-bearing liabilities of $5.3 million from $25.4 million to $30.7 million as well as an increase in the average cost of funds of 56 basis points from 4.63% for 1995 to 5.19% for 1996. The average balances of NOW and savings accounts increased $254,000 while the average balance of certificates of deposits increased $3.5 million during 1996. Borrowed funds averaged $2.1 million higher during 1996 compared to 1995 as the Bank continued to utilize borrowings from the FHLB to meet increased loan and other asset growth. Interest expense increased $172,000 in 1995 compared to 1994 reflecting increases in interest rates of $69,000 and volume increases of $103,000. The average cost of interest-bearing liabilities increased to 4.63% in 1995, or 41 basis points, compared to 4.22% in 1994.

     Net Interest Income. Net interest income increased approximately $116,000 to $1.4 million for the fiscal year ended June 30, 1996 compared to the fiscal year ended June 30,1995. The increase was due to an increase of $143,000 due to volume while interest rates accounted for a decrease of $27,000. The increase of $172,000 for the 1995 period was the result of $69,000 due to of volume and $103,000 due to rates. Substantially all of the $109,000 increase in 1994 was the result of an increase in volume. The Bank's interest spread for 1996 was 3.78% compared to 4.19% for 1995 and 4.11 % for 1994.

     Provision for Loan Losses. The Bank provided $94,000 for future loan losses for the fiscal year ended June 30, 1996. The allowance for loan losses at June 30, 1996 was considered adequate based on historical net chargeoffs and other factors including the size, condition and components of the loan portfolio. Consideration was also given to the growth in the loan portfolio and the level of the allowance maintained by peers. The provision for loan losses was $36,000 for 1995 and $14,000 for 1994. The Bank provides a general allowance that reflects inherent losses based upon the types of outstanding loans as well as the level of problem or nonperforming loans.

     Other Income. Service charges on deposit accounts increased approximately $10,000 in 1996 compared to 1995 primarily as a result of an increase in the number of accounts subject to such charges. Service charges on deposit accounts remained relatively constant in 1995 and 1994. The increase in other income in 1996 of $5,000 compared to 1995 was primarily the result of an increase the number of late fees on loans assessed. The increase of $10,000 in 1995 compared to 1994 was the result of a $5,000 increase in late fees on loans and a $4,000 increase in income on other real estate owned.

     BSF's gain on sales of real estate acquired for development was $57,000, $78,000 and $145,000 for 1996, 1995 and 1994. Management has utilized the sale of lots and residences to provide an additional source of income for the Bank. The level of income from this source fluctuates widely since it is dependent on the volume of activity, primarily the number of lots sold, and profits on residential properties. In connection with the Bank's conversion to an Indiana mutual savings bank in 1995, the FDIC required the Bank to cease BSF's land acquisitions and divest of BSF's non-conforming real estate holdings within five years, among other conditions. BSF has ceased to acquire land and is in process of divesting of its real estate holdings. BSF currently anticipates that all non-conforming real estate will be sold within the required disposition period. The loss of the income from this source will have an adverse effect on net income subsequent to discontinuance of this business activity.

     Salaries and Employee Benefits. Salaries and benefits increased 2.7% to $415,000 for the fiscal year ended June 30, 1996 compared to 1995 reflecting normal increases in officers' and employees' compensation and payroll taxes. Salaries and benefits increased 17.2% to $404,000 in 1995 compared to 1994 as a result of increased directors' compensation, a full year's compensation of an officer added to the staff in 1994 and normal increases in officers' and employees' compensation.

     Management anticipates that these expenses will increase in future years compared to the 1996 increase as a result of certain benefit plans which were adopted or may be approved by stockholders as a result of the conversion of the Bank to a stock savings bank and the related formation of a bank holding company. An increase in these expenses will have an adverse effect on future net income. As part of the conversion (which was effective July 1, 1996), the Board of Directors established an Employee Stock Ownership Plan ("ESOP") which acquired 40,474 shares of the bank holding company at $10 per share with funds provided from the holding company. Future compensation expense related to the ESOP will be recorded equal to the fair market value of the stock when contributions are made by the Bank to the ESOP. Also as part of the conversion, the Board of Directors approved a Stock Option Plan ("SOP") and a Recognition and Retention Plan ("RRP"). The SOP and RRP are subject to stockholders' approval. Under the SOP, stock options representing up to 10% of the common stock sold in the conversion may be granted to directors, officers and employees of the Holding Company or Bank. Restricted stock awards covering up to 4% of the common stock sold in the conversion may be awarded to the Bank's directors, officers and key employees under the RRP. Management has not determined the future impact of accounting for the ESOP or other benefit plans (if approved by the stockholders) on the Bank's financial position or results of operations.

     Net Occupancy and Equipment Expenses. Occupancy and equipment expenses were $123,000 for 1996, $109,000 for 1995 and $109,000 for 1994. The increase in 1996 resulted primarily from increased depreciation on new equipment to upgrade the teller line to a personal computer based system and equipment and software purchased for the Bank's conversion to a new automated general ledger system. Management anticipates converting to the new general ledger system in January 1997. Depreciation expense in 1995 and 1994 were constant. Depreciation on 1995 additions was offset by the reduced expense on assets which were fully depreciated in 1994.

     Deposit Insurance Expense. Deposit insurance increased during each of the last three as a direct result of increased deposits on which the assessment is based. Assessment rates were the same during each of the last three years.

     The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF"). A recapitalization plan for the SAIF under consideration by Congress provides for a special assessment on all SAIF-insured institutions to enable SAIF to achieve its required level of reserves. If the proposed assessment of .65% was effected based on deposits as of June 30, 1996, the Bank's special assessment would amount to approximately $187,000 before taxes. Accordingly, this special assessment would significantly increase other expenses and adversely affect results of operations. Depending upon the capital level and supervisory rating of the bank, and assuming the insurance premium levels for commercial banks and SAIF members again equalized, future deposit insurance premiums could decrease from .23% of deposits currently paid by the Bank. Such reduction in premiums would reduce other expenses for future periods.

     Other Expenses. Expenses other than those discussed above, consisting primarily of expenses related to computer processing, supplies, professional fees, advertising, management fees, supervisory examination fees, telephone, postage and insurance expenses increased $30,000 in 1996 compared to 1995 and remained constant in 1995 compared to 1994. In 1996, computer processing expenses increased $7,000 compared to 1995 as a result of increased usage and a higher volume of activity. Printing and office supplies in fiscal year 1996 increased $12,000 due to increased volume and general price increases compared to 1995. Legal and professional fees increased $12,000 during the year ended June 30, 1996 primarily as a result of fees related to the possible conversion of the Bank to a stock company and obtaining information about various employee plans. Management fees paid to Mr. Stewart in connection with the operations of BSF decreased $10,000 during 1996 as a result of the termination of such fees effective January 1, 1996. Other increases occurred as a result of general increases in a variety of expense categories.

     Income Tax Expense. Income tax expense was $196,000 for 1996 compared to $203,000 for 1995 and $168,000 for 1994. The level of tax expense was consistent with the amount of taxable income each year. The effective tax rate was 40.5%, 41.3% and 37.2% for 1996, 1995 and 1994, respectively.

     During fiscal year 1994, the Bank adopted SFAS No. 109, Accounting for Income Taxes, and recorded a cumulative effect of a change in method of accounting of $24,000.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans and proceeds from maturing securities. While maturates and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the thrift industry.

     The primary investing activity of the Bank is the origination of mortgage loans. During the years ended June 30, 1996, 1995 and 1994, the Bank originated mortgage loans in the amounts of $7.6 million, $7.1 million and $6.5 million, respectively. The Bank originated mobile home loans of $146,000, $286,000 and $269,000, and consumer loans of $962,000, $710,000 and $592,000, respectively, during these periods. Loan repayments and other deductions were $6.8 million, $3.9 million and $5.4 million during the respective three one-year periods.

     During the years ended June 30, 1996 and 1995, the Bank purchased investment securities (including mortgage-backed securities) in the amounts of $3.3 million and $0.6 million. Securities totaling $1.1 million were purchased during 1994. Maturities and repayments of securities were $1.1 million in 1996, $0.3 million in 1995 and $0.6 million in 1994.

     During the year ended June 30, 1996, deposits grew approximately $6.2 million which included $4.7 million of funds on deposit related to the sale of stock associated with the conversion. During each of the years ended June 30, 1995 and 1994, deposits grew approximately $1 million each year. The Bank also utilized FHLB advances to fund increases in loans. FHLB advances increased during each of the years in the periods presented.

     The Bank's cash and cash equivalents increased $4.3 million during the year ended June 30, 1996. Such amount is substantially higher than the preceding two years as a result of deposits related to the conversion being invested short term. The Bank's cash and cash equivalents remained fairly constant during the years ended June 30, 1995 and 1994.

     The Bank had outstanding loan commitments of $1.7 million and unused lines of credit of $0.2 million at June 30, 1996. The Bank anticipates that it will have sufficient funds from loan repayments and cash and cash equivalents to meet its current commitments without borrowing additional funds from the FHLB of Indianapolis. Certificates of deposit scheduled to mature in one year or less at June 30, 1996 totaled $10.4 million. Management believes that a significant portion of such deposits will remain with the Bank based upon historical deposit flow data and the Bank's competitive pricing in its market area.

         Liquidity management is both a daily and long-term function of the Bank's management strategy. In the event that the Bank should require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances and through sales of securities. The Bank regularly monitors its interest rate spread position to determine the appropriate mix between retail and wholesale funds available to fund its loan activities. From time-to-time the Bank offers higher cost deposit products to generate funds for loans. The Bank also relies on advances from the FHLB of Indianapolis to fund its lending activities when the cost of alternative sources of funds makes it prudent to do so. The Bank will continue to monitor its interest rate spread position and its mix of deposits and alternative sources of funds. FHLB advances were $7.2 million at June 30, 1996. The Bank had $23.6 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 1996. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by 160% of eligible assets. Therefore, the Bank's eligible collateral would have supported approximately $14.7 million in advances from the FHLB of Indianapolis as of June 30, 1996. However, the Bank's Board of Directors has by resolution limited the amount of authorized borrowings to $13 million at June 30, 1996.

         The following is a summary of cash flows for the Bank, which are of three major types. Cash flows from operating activities consist primarily of net income generated by cash. Investing activities generate cash flows through the origination and principal collection on loans as well as purchases and sales of securities. Investing activities will generally result in negative cash flows when the Bank is experiencing loan growth. Cash flows from financing activities include savings deposits, withdrawals and maturities and changes in borrowings. The following table summarizes cash flows for each of the three years in the period ended June 30, 1995.



                                                                               Year Ended June 30,
                                                              ----------------------------------------------------
                                                                1996                  1995                  1994
                                                               ------               --------            --------
                                                                                      (In thousands)
Operating activities......................................      $ 261                $   218             $   225
                                                               ------               --------            --------
Investing activities:
   Investment purchases...................................     (1,918)                  (605)               (112)
   Investment maturities..................................        870                    130                  10
   Mortgage-backed
     securities purchases.................................     (1,399)                   ---              (1,020)
   Mortgage-backed
     securities maturities and repayments.................        244                    161                 540
   Changes in loans.......................................     (1,762)                (4,134)             (2,125)
   Other..................................................        (98)                  (118)                134
                                                               ------               --------            --------
     Total................................................     (4,063)                (4,566)             (2,573)
                                                               ------               --------            --------
Financing activities:
   Deposit increases......................................      6,226                  1,049               1,277
   Borrowings.............................................      2,171                  3,448                 965
   Other..................................................       (260)                   ---                 ---
                                                               ------               --------            --------
     Total................................................      8,137                  4,497               2,242
                                                               ------               --------            --------
Net change in cash and
   cash equivalents.......................................     $4,335                $   149             $  (106)
                                                               ======               ========            ========


         During the years ended June 30, 1996, 1995 and 1994, operating and financing activities provided the most significant portion of funds to support growth in the loan portfolio. Deposit increases as well as borrowed funds, particularly in 1996 and 1995, funded loan growth during this three year period.

         As of December 31, 1996, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Bank's liquidity, capital resources, or results of operations other than the proposed legislation regarding the recapitalization of the SAIF. See "Regulation--Insurance of Deposits."

Impact of Inflation

         The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         The primary assets and liabilities of financial institutions such as the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

         The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans made by the Bank. The Bank is unable to determine the extent, if any, to which properties securing the Bank's loans have appreciated in dollar value due to inflation.

Item 8.       Financial Statements and Supplementary Data.

                          Independent Auditor's Report



Board of Directors
Owen Community Bank, s.b.
Spencer, Indiana


We have audited the consolidated statement of financial condition of Owen Community Bank, s.b. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in equity capital and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Owen Community Bank, s.b. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Bank changed its method of accounting for investments in securities effective July 1, 1994, and income taxes effective July 1, 1993.





/s/ Geo S. Olive & Co. LLC
Indianapolis, Indiana
July 31, 1996

                    OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
                  Consolidated Statement of Financial Condition

Year Ended June 30                                      1996             1995
- --------------------------------------------------------------------------------

Assets
   Cash                                             $  385,824     $    259,105
   Short-term interest-bearing deposits              5,334,796        1,126,874
                                                   ----------------------------
         Total cash and cash equivalents             5,720,620        1,385,979
   Investment securities
      Available for sale                             4,901,120          933,962
      Held to maturity                                                1,826,914
                                                   ----------------------------
         Total investment securities                 4,901,120        2,760,876
   Loans                                            27,274,557       25,604,648
   Allowance for loan losses                          (149,833)         (57,467)
                                                   ----------------------------
         Net loans                                  27,124,724       25,547,181
   Real estate acquired for development                171,580          188,385
   Premises and equipment                              512,768          471,637
   Federal Home Loan Bank stock                        360,000          250,000
   Interest receivable                                 235,678          186,609
   Prepaid stock conversion costs                      260,067
   Other assets                                        139,754           48,506
                                                   ----------------------------

         Total assets                              $39,426,311      $30,839,173
                                                   ============================

Liabilities
   Interest bearing deposits                       $28,725,700      $22,500,002
   Federal Home Loan Bank advances                   7,200,000        5,000,000
   Other borrowings                                                      28,773
   Other liabilities                                    90,539          151,236
                                                   ----------------------------
         Total liabilities                          36,016,239       27,680,011
                                                   ----------------------------

Commitments and Contingencies

Equity Capital
   Retained earnings--
     substantially restricted                       3,427,201         3,138,811
   Net unrealized gain (loss) on
     securities available for sale                    (17,129)           20,351
                                                   ----------------------------
         Total equity capital                        3,410,072        3,159,162
                                                   ----------------------------

         Total liabilities and equity capital      $39,426,311      $30,839,173
                                                   ============================


See notes to consolidated financial statements.



                                       (2)




                                              OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
                                                  Consolidated Statement of Income

Year Ended June 30                                                  1996                 1995                   1994
- -------------------------------------------------------------------------------------------------------------------------

Interest Income
   Loans                                                         $2,618,394            $2,166,726              $1,813,706
   Deposits with financial institutions                             135,553                76,678                  43,716
   Investment securities
      Taxable                                                       161,258               143,426                 142,655
      Tax exempt                                                     18,206                17,745                   9,956
   Other interest and dividend income                                21,210                15,728                  12,916
                                                                 --------------------------------------------------------
         Total interest and dividend income                       2,954,621             2,420,303               2,022,949
                                                                 --------------------------------------------------------

Interest Expense
   Deposits                                                       1,261,043               962,764                 913,141
   Federal Home Loan Bank advances                                  330,458               201,463                  28,244
   Other interest expense                                             1,282                 9,994                   8,101
                                                                 --------------------------------------------------------
         Total interest expense                                   1,592,783             1,174,221                 949,486
                                                                 --------------------------------------------------------

Net Interest Income                                               1,361,838             1,246,082               1,073,463
   Provision for losses on loans                                     94,000                36,134                  14,065
                                                                 --------------------------------------------------------

Net Interest Income After Provision for
   Losses on Loans                                                1,267,838             1,209,948               1,059,398
                                                                 --------------------------------------------------------

Other Income
   Service charges on deposit accounts                               37,478                27,345                  23,272
   Gain on sale of real estate acquired for
      development                                                    56,944                78,499                 144,794
   Other income                                                      47,535                42,567                  32,670
                                                                 --------------------------------------------------------
                                                                    141,957               148,411                 200,736
                                                                 --------------------------------------------------------
Other Expenses
   Salaries and employee benefits                                   414,986               403,787                 344,546
   Net occupancy expenses                                            67,213                73,761                  72,647
   Equipment expenses                                                55,436                35,302                  36,509
   Deposit insurance expense                                         53,686                49,444                  47,676
   Computer processing fees                                          55,410                47,945                  47,506
   Printing and office supplies                                      33,479                32,215                  31,802
   Legal and professional fees                                       47,324                35,125                  35,740
   Advertising expense                                               24,346                25,518                  15,049
   Management fees                                                   22,998                33,005                  49,627
   Other expenses                                                   150,563               129,824                 126,069
                                                                 --------------------------------------------------------
                                                                    925,441               865,926                 807,171
                                                                 --------------------------------------------------------

Income Before Income Tax and Cumulative
   Effect of Change in Accounting Method                            484,354               492,433                 452,963
   Income tax expense                                               195,964               203,210                 168,421
                                                                 --------------------------------------------------------

Income Before Cumulative Effect of
   Change in Accounting Method                                      288,390               289,223                 284,542

Cumulative Effect of Change in Method of
   Accounting for Income Taxes                                                                                     23,628
                                                                 --------------------------------------------------------

Net Income                                                       $  288,390            $  289,223              $  260,914
                                                                 ========================================================



See notes to consolidated financial statements.



                                       (3)

                    OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY

               Consolidated Statement of Changes in Equity Capital



                                                                                Net Unrealized
                                                                                Gain (Loss) on
                                                                                  Securities
                                                          Retained                Available
                                                          Earnings                 For Sale                  Total
- ---------------------------------------------------------------------------------------------------------------------
Balances, July 1, 1993                                   $2,588,674                                        $2,588,674

   Net income for 1994                                      260,914                                           260,914
                                                         ------------------------------------------------------------



Balances, June 30, 1994                                   2,849,588                                         2,849,588

   Net income for 1995                                      289,223                                           289,223

   Cumulative effect of change in method of
      accounting for securities, net of taxes
      of $4,533                                                                      $ 6,912                    6,912

   Net change in unrealized gain on securities
      available for sale, net of taxes of $8,815                                      13,439                   13,439
                                                         ------------------------------------------------------------



Balances, June 30, 1995                                   3,138,811                   20,351                3,159,162

   Net income for 1996                                      288,390                                           288,390

   Net change in unrealized gain (loss) on securities
      available for sale, net of taxes of $24,584                                    (37,480)                 (37,480)
                                                         ------------------------------------------------------------



Balances, June 30, 1996                                  $3,427,201                 $(17,129)              $3,410,072
                                                         ============================================================






See notes to consolidated financial statements.



                                       (4)



                    OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows

Year Ended June 30                                                     1996                 1995                 1994
- ------------------------------------------------------------------------------------------------------------------------

Operating Activities
   Net income                                                      $  288,390          $  289,223            $  260,914
   Adjustments to reconcile net income to net
          cash provided by operating activities
     Provision for loan losses                                         94,000              36,134                14,065
     Investment securities amortization, net                              464                 683                   973
     Depreciation and amortization                                     74,367              58,813                55,496
     Deferred income tax (benefit)                                    (41,460)               (198)               14,624
     Gain on sale of real estate
         acquired for development                                     (56,944)            (78,499)             (144,794)
     Gain on sale of other real estate                                 (3,250)            (11,019)
     Change in
        Interest receivable                                           (49,069)            (74,994)               (2,114)
        Other assets                                                  (10,361)            (13,636)               (3,970)
     Other adjustments                                                (34,852)             11,360                29,825
                                                                   -----------------------------------------------------
        Net cash provided by operating activities                     261,285             217,867               225,019
                                                                   -----------------------------------------------------

Investing Activities
   Purchases of securities available for sale                      (3,316,533)           (399,719)             (112,231)
   Purchase of securities held to maturity                                               (205,000)           (1,020,000)
   Proceeds from maturities and paydowns of
     securities available for sale                                  1,002,691
   Proceeds from maturities and paydowns of
     securities held to maturity                                      111,071             290,803               550,138
   Net changes in loans                                            (1,761,684)         (4,134,319)           (2,125,354)
   Proceeds from real estate owned sales                               44,202              41,284
   Purchase of premises and equipment                                (164,998)           (173,327)              (29,123)
   Proceeds from disposal of premises and equipment                    58,000
   Purchase of real estate acquired for development                   (38,421)           (231,464)             (152,649)
   Proceeds from sale of real estate acquired for development         112,170             274,247               316,159
   Purchase of FHLB of Indianapolis stock                            (110,000)            (28,500)
                                                                   -----------------------------------------------------
        Net cash used by investing activities                      (4,063,502)         (4,565,995)           (2,573,060)
                                                                   -----------------------------------------------------

Financing Activities
   Net change in
     NOW and savings deposits                                        4,309,021         (1,774,297)               71,941
     Certificates of deposit                                         1,916,677          2,822,850             1,205,273
   Advances from Federal Home Loan Bank of Indianapolis              2,200,000          3,500,000             1,500,000
   Payments on advances from Federal Home
     Loan Bank of Indianapolis                                                                                 (500,000)
   Other borrowings                                                                        75,000                45,000
   Payments on other borrowings                                        (28,773)          (126,400)              (79,994)
   Prepaid stock conversion costs                                    8,136,858
                                                                   -----------------------------------------------------
        Net cash provided by financing activities                    8,396,925          4,497,153             2,242,220
                                                                   -----------------------------------------------------

Net Change in Cash and Cash Equivalents                              4,334,641            149,025              (105,821)

Cash and Cash Equivalents, Beginning of Year                         1,385,979          1,236,954             1,342,775
                                                                   -----------------------------------------------------

Cash and Cash Equivalents, End of Year                              $8,136,858         $1,385,979            $1,236,954
                                                                   =====================================================

Additional Cash Flows and Supplementary Information
   Interest paid                                                    $1,592,783         $1,174,221              $949,486
   Income tax paid                                                     179,305            144,375               225,900


See notes to consolidated financial statements.



                                       (5)

                    OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Note 1--Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Owen Community Bank, s.b. ("Bank") and its wholly owned subsidiary, BSF, Inc. ("BSF"), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Bank operates under a state thrift charter and provides full banking services. As a state-chartered thrift, the Bank is subject to regulation by the Department of Financial Institutions, State of Indiana and the Federal Deposit Insurance Corporation ("FDIC").

The Bank generates mortgage and consumer loans and receives deposits located primarily in Owen and surrounding counties. The Bank's loans are generally secured by specific items of collateral including real property and consumer assets.

In May, 1994, the Bank received approval to convert from a federal mutual savings bank to an Indiana mutual savings bank. At such time, the Bank changed its name from Owen Federal Savings Bank to Owen Community Bank, s.b.

BSF engages in purchasing and developing large tracts of real estate. After land is purchased, BSF subdivides the real estate into lots, makes improvements such as streets and sells individual lots, usually on contract. In connection with the Bank's conversion to an Indiana mutual savings bank, the FDIC required the Bank to cease BSF's land acquisitions, divest of BSF's nonconforming real estate holdings by November 16, 2000 and maintain the Bank's capital at levels suficient to classify the Bank as a well-capitalized institution. BSF has ceased land acquisitions and is in the process of divesting of its real estate holdings. BSF's net income for the years ended June 30, 1996, 1995 and 1994, included in the Bank's consolidated net income, totaled $59,000, $59,000 and $91,000.

Consolidation--The consolidated financial statements include the accounts of the Bank and subsidiary after elimination of all material intercompany transactions and accounts.

Investment Securities--The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, on July 1, 1994.

Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately, net of tax, in equity capital.

Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.


                                       (6)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


At July 1, 1994, investment securities with an approximate carrying value of $501,000 were reclassified as available for sale. This reclassification resulted in an increase in total equity capital, net of tax, of $6,900.

Prior to the adoption of SFAS No. 115, investment securities were carried at cost, adjusted for amortization of premiums and discounts. Realized gains and losses on sales were included in other income. Gains and losses on the sale of securities were determined on the specific-identification method.

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. Loans are placed in a nonaccrual status when the collection of interest becomes doubtful. Interest income previously accrued but not deemed collectible is reversed and charged against current income. Interest on nonaccrual and impaired loans is then recognized as income when collected. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

Allowance for loan losses is maintained to absorb potential loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of June 30, 1996, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Real estate acquired for development is carried at the lower of cost or fair value. Costs relating to development and improvements of property are allocated to individual lots and capitalized, whereas costs relating to holding the property are expensed. Gains on sales of lots are determined on the specific-identification method.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the accelerated and straight-line methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.


                                       (7)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Pension plan costs are based on actuarial computations and charged to current operations. The funding policy is to pay at least the minimum amounts required by ERISA.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Bank has adopted the provisions of SFAS No. 109, Accounting for Income Taxes, for the year ended June 30, 1994. Prior to 1996, the Bank filed consolidated income tax returns with its subsidiary. Commencing in 1996, the Bank and subsidiary intend to file separate income tax returns.

Note 2--Conversion to State Stock Savings Bank

In October, 1995, the Board of Directors adopted a Plan of Conversion ("Plan") to convert the Bank from a state-chartered mutual savings bank to a state-chartered stock savings bank through amendment of its charter and the sale of common stock to a holding company formed in connection with the conversion.

On July 1, 1996, the Bank completed the conversion and the formation of Home Financial Bancorp ("Holding Company") as the Holding Company of the Bank. As part of the conversion, the Holding Company issued 505,926 shares of common stock at $10 per share. Net proceeds of the Holding Company's stock issuance, after costs, were approximately $4,740,000 of which $2,472,548 was used to acquire 100% of the stock and ownership of the Bank. Costs associated with the conversion were deducted from the proceeds of stock sold by the Holding Company. The transaction was accounted for in a manner similar to a pooling of interests. The Holding Company had not commenced operations as of June 30, 1996, and accordingly, financial statements of the Holding Company have been omitted.

At the date of conversion, the Bank established a liquidation account of $3,293,000 which equaled the Bank's retained earnings as of the most recent financial statements, December 31, 1995, contained in the final conversion prospectus. The liquidation account is established to provide a limited priority claim to the assets of the Bank to qualifying depositors who continue to maintain deposits in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, qualifying depositors would receive a liquidation distribution based on their proportionate share of the then total remaining qualifying deposits.

Current regulations allow the Bank to pay dividends on its stock after the conversion if its regulatory capital would not be reduced below the amount then required for the liquidation account. Also, capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on its capital level and supervisory condition.


                                       (8)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 3--Investment Securities

                                                                             1996
                                          -------------------------------------------------------------------------------

                                                                      Gross               Gross
                                                Amortized           Unrealized          Unrealized              Fair
June 30                                            Cost               Gains               Losses                Value
- -------------------------------------------------------------------------------------------------------------------------
Available for sale

   Federal agencies                              $1,100                  $ 5                                     $1,105

   State and municipals                             678                    4                 $ 5                    677

   Mortgage-backed securities                     3,151                   23                  55                  3,119
                                          -------------------------------------------------------------------------------


     Total investment securities                 $4,929                  $32                 $60                 $4,901
                                          ===============================================================================




                                                                             1995
                                          -------------------------------------------------------------------------------

                                                                      Gross               Gross
                                                Amortized           Unrealized          Unrealized               Fair
June 30                                            Cost               Gains               Losses                 Value
- -------------------------------------------------------------------------------------------------------------------------
Available for sale

   Federal agencies                              $  900                  $34                                     $  934
                                          -------------------------------------------------------------------------------

Held to maturity at June 30, 1995

   State and municipal                              350                    1                 $ 5                    346

   Mortgage-backed securities                     1,477                    9                  24                  1,462
                                          -------------------------------------------------------------------------------

        Total held to maturity                    1,827                   10                  29                  1,808
                                          -------------------------------------------------------------------------------


        Total investment securities              $2,727                  $44                 $29                 $2,742
                                          ===============================================================================


The amortized cost and fair value of securities held to maturity and available for sale at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                       (9)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                                                  1996
                                     -------------------------------
                                            Available for Sale
                                     -------------------------------
                                     Amortized                 Fair
Maturity Distribution at June 30        Cost                  Value
- --------------------------------------------------------------------

One to five years                      $1,583                 $1,589
After ten years                           195                    193
                                     -------------------------------
                                        1,778                  1,782
Mortgage-backed securities              3,151                  3,119
                                     -------------------------------

        Totals                         $4,929                 $4,901
                                     ===============================

Securities with a carrying value of $3,119,000 and $1,477,000 were pledged at June 30, 1996 and 1995 to secure certain deposits and for other purposes as permitted or required by law.

There were no sales of securities during the years ended June 30, 1996, 1995 or 1994.

On December 26, 1995, the Bank transferred certain securities from held to maturity to available for sale in accordance with a transition reclassification allowed by the Financial Accounting Standards Board. Such securities had a carrying value of $1,716,000 and a fair value of $1,707,000. Other than the initial adoption of SFAS No. 115 and the preceding, there were no transfers or sales of investment securities during the periods presented.


Note 4--Loans and Allowance

June 30                                          1996                   1995
- --------------------------------------------------------------------------------

Real estate mortgage loans
   Residential                                  $18,240                $17,841
   Mobile home and land                           3,513                  2,748
   Nonresidential                                 2,544                  2,933
   Multi-family                                     604                     11
Mobile home loans                                 1,241                  1,609
Commercial and industrial                           350
Consumer loans                                    1,094                    691
                                                --------------------------------
                                                 27,586                 25,833
                                                --------------------------------

Undisbursed portion of loans                      (319)                   (234)
Deferred loan costs                                  8                       6
                                                --------------------------------
                                                  (311)                   (228)
                                                --------------------------------

         Total loans                           $27,275                 $25,605
                                                ================================


                                      (10)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)



Year Ended June 30                       1996          1995        1994
- -----------------------------------------------------------------------



Allowance for loan losses

   Balances, July 1                      $ 57           $26         $12

   Provision for loan losses               94            36          14

   Recoveries on loans                                    1           1

   Loans charged off                       (1)           (6)         (1)
                                       --------------------------------



   Balances, June 30                     $150           $57         $26
                                       ================================

The Bank  adopted  SFAS  Nos.  114 and No.  118,  Accounting  by  Creditors  For
Impairment of a Loan and Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, on July 1, 1995. The adoption of SFAS Nos. 114 and 118 did not have a material impact on the Bank's financial position or results of operations.

At June 30, 1996, the Bank had nonaccrual loans of approximately $359,000, for which impairment had not been recognized. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $19,000.

The Bank has no commitments to loan additional funds to the borrowers of nonaccrual loans.

Nonaccruing loans totaled approximately $71,000 and $16,000 at June 30, 1995 and 1994. Additional interest income that would have been recorded had income on nonaccruing loans been considered collectible and accounted for in accordance with their original terms was immaterial for each period.


                                      (11)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Bank has entered into transactions with certain directors and officers. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, July 1, 1994                                     $355
   Changes in composition of related parties                 60
   New loans, including renewals                            136
   Payments, etc. including renewals                        (34)
                                                         --------

Balances, June 30, 1995                                     517
   New loans, including renewals                            326
   Payments, etc. including renewals                       (335)
                                                       --------

Balances, June 30, 1996                                    $508
                                                       ========


Note 5--Premises and Equipment

June 30                                        1996                      1995
- --------------------------------------------------------------------------------

Land                                           $188                       $133
Building                                        606                        634
Equipment                                       321                        233
                                              ----------------------------------
      Total cost                              1,115                      1,000
Accumulated depreciation                       (602)                      (528)
                                              ----------------------------------

         Net                                   $513                       $472
                                              ==================================


Note 6--Deposits

June 30                                        1996                    1995
- --------------------------------------------------------------------------------

Interest-bearing demand                       $ 2,396                  $ 2,056
Savings                                         7,684                    3,715
Certificates and other time
     deposits of $100,000 or more               2,655                    1,936
Other certificates and time deposits           15,991                   14,793
                                              ----------------------------------

      Total deposits                          $28,726                  $22,500
                                              ==================================


                                      (12)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Certificates maturing in years ending June 30:

1997                        $10,363
1998                          3,786
1999                          2,907
2000                          1,304
2001                            286
                           ----------

                            $18,646
                           ==========


Note 7--Federal Home Loan Bank Advances

                                                      1996
                                          -----------------------------
                                                              Weighted
                                                               Average
June 30                                   Amount                Rate
- -----------------------------------------------------------------------

Maturities in years ending
   1997                                   $2,000                 5.78%
   1998                                    1,000                 6.26
   1999                                      500                 6.22
   2000                                    3,500                 6.14
   Thereafter                                200                 6.86
                                          ---------

                                          $7,200                 6.08%
                                          =========

The terms of the security agreement with the FHLB require the Bank to pledge as collateral for advances qualifying first mortgage loans in an amount equal to at least 170 percent of these advances and all stock in the FHLB. Advances are subject to restrictions or penalties in the event of prepayment.


                                      (13)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 8--Other Borrowings

During February, 1992, BSF, Inc. obtained a $200,000 line of credit at prime plus 100 basis points from a local financial institution. The line of credit is renewable annually at the option of the lender and borrower, subject to any material changes in the capitalization or operations of either BSF, Inc. or the Bank. At June 30, 1996 and 1995, there were no borrowings on this line of credit.

BSF had two mortgage loans payable to individuals. The loans, which have an interest rate of 9%, were paid off during 1996. The balances at June 30, 1996 and 1995 were $0 and $28,773.


Note 9--Income Tax

Year Ended June 30                      1996              1995           1994
- -------------------------------------------------------------------------------

Income tax expense
   Currently payable
      Federal                            $185              $153          $141
      State                                52                50            37
   Deferred
      Federal                             (32)                             (8)
      State                                (9)                             (2)
                                       ---------------------------------------

         Total income tax expense        $196              $203          $168
                                       =======================================

Year Ended June 30                       1996              1995         1994
- ------------------------------------------------------------------------------

Reconciliation of federal
     statutory to actual tax expense
   Federal statutory income tax at 34%    $165              $167         $154
   Effect of state income taxes             28                33           23
   Tax exempt interest                      (5)               (5)          (3)
   Other                                     8                 8           (6)
                                       ---------------------------------------

      Actual tax expense                  $196              $203         $168
                                       =======================================


                                      (14)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


A cumulative net deferred tax asset is included in other assets at June 30, 1996, and a cumulative net deferred tax liability is included in other liabilities at June 30, 1995. The components of the asset (liability) are as follows:

June 30                                                        1996        1995
- --------------------------------------------------------------------------------

Differences in depreciation methods                            $ (7)       $ (9)
Differences in accounting for loan fees                          (6)         (9)
Differences in accounting for loan losses                        36          (2)
State income tax                                                 (3)         (1)
Differences in accounting for
     securities available for sale                               12         (13)
                                                               -----------------

                                                               $ 32        $(34)
                                                               =================

Assets                                                         $ 48
Liabilities                                                     (16)       $(34)
                                                               -----------------

                                                               $ 32        $(34)
                                                               =================

No valuation allowance was necessary during any time in 1996 and 1995.

Effective July 1, 1993, the Bank adopted SFAS No. 109, Accounting for Income Taxes. As a result, the beginning deferred tax liability was increased by $23,628, which is reported as the cumulative effect of a change in accounting method.

If certain conditions are met, the Bank, in determining taxable income, is allowed special bad debt deductions of approximately 8 percent of taxable income before such deductions.

Retained earnings at June 30, 1996 and 1995, include approximately $700,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred federal income tax liability on the above amounts was approximately $280,000 at June 30, 1996 and 1995.


                                      (15)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 10--Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statement of financial condition.

                                                            1996       1995
- -------------------------------------------------------------------------------

Financial instruments whose contract
      amount represents credit risk
      were as follows:
  Mortgage loan commitments:
      At variable rates                                     $989        $395
      At fixed rates                                         752         704
      Unused line of credit                                  205         151


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, or other assets of the borrower.

The Bank has entered into agreements with three officers which provide for salary continuation for a three year period under certain circumstances, primarily related to change of control of the Bank, as defined. Under the terms of the agreements, these payments could occur if, following a change of control, such officers are terminated other than for cause or unreasonable changes are made in their employment relationships. These agreements extend automatically for one year on each anniversary date unless certain conditions are met. One of the agreements was effective January 1, 1996 and the other two agreements were effective July 1, 1996.

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"). A recapitalization plan for the SAIF under consideration by Congress provides for a special assessment on all SAIF-insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of .85% was effected based on deposits as of March 31, 1995 (as originally proposed), the Bank's special assessment would amount to approximately $200,000 before taxes. Accordingly, this special assessment would significantly increase other expenses and adversely affect results of operations. Depending upon the capital level and supervisory rating of the Bank, and assuming the insurance premium levels for commercial banks and SAIF members again equalized, future deposit insurance premiums could decrease from the .23% of deposits currently paid by the Bank. Such reduction in premiums would reduce other expenses for future periods.

                                      (16)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Bank and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Bank.


Note 11--Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate actions by the regulatory agencies that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At June 30, 1996, the Bank believes that it meets all capital adequacy requirements to which it is subject and the most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In connection with the Bank's conversion to a state-chartered savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of BSF. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in BSF) at levels sufficient for the Bank to be classified as a well-capitalized institution.

The Bank's actual and required capital amounts and ratios are as follows:



                                                                                     1996
                                          ----------------------------------------------------------------------------------------
                                                                                    Required                       Required
                                                                                  for Adequate                    To Be Well
                                                     Actual                    Capital (1)                      Capitalized (1)
                                          ----------------------------------------------------------------------------------------
June 30                                       Amount          Ratio          Amount          Ratio           Amount          Ratio
- ----------------------------------------------------------------------------------------------------------------------------------

Total capital (1)
     (to risk weighted assets)                 $2,922          17.6%          $1,327           8.0%            $1,659        10.0%

Tier I capital (1) (to risk weighted assets)    2,772          16.7%             664           4.0%               996         6.0%

Tier I capital (1) (to average assets)          2,772           8.2%           1,350           4.0%             1,687         5.0%

- ----------

1 As defined by the regulatory agencies



                                      (17)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 12--Employee Benefit Plans

The Bank is a participant in a pension fund known as the Financial Institutions Retirement Fund ("FIRF"). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. According to FIRF administrators, the market value of the fund's assets exceeded the value of vested benefits in the aggregate as of June 30, 1996, the date of the latest actuarial valuation. The plan required contributions in the amount of $15,700, $17,900 and $10,000 for the years ended June 30, 1996, 1995, and 1994. The plan provides pension benefits for substantially all of the Bank's employees.

Effective January 1, 1993, the Bank adopted a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50 percent of the first 6 percent of base salary contributed by participants. The Bank's expense for the plan was $9,200, $8,550, and $6,060 for the years ended June 30, 1996, 1995, and 1994.

As part of the conversion, the Holding Company established an Employee Stock Ownership Plan ("ESOP") covering substantially all employees of the Bank. The ESOP acquired 40,474 shares of the Holding Company common stock at $10 per share in the conversion with funds provided by the Holding Company. Accordingly, the $404,740 of common stock acquired by the ESOP will be shown as a reduction of stockholders' equity in subsequently issued financial statements. Compensation expense will be recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Bank, are made to the ESOP. Since the conversion was not completed until July 1, 1996, no compensation expense is reflected in the accompanying consolidated financial statements.

Also as part of the conversion, the Board of Directors approved a Stock Option Plan and a Recognition and Retention Plan ("RRP"). The Plans are subject to stockholders' approval. Under the stock option plan, stock options representing up to 10% of the common stock sold in the conversion may be granted to directors, officers and employees of the Company or Bank. Restricted stock awards covering up to 4% of the common stock sold in the conversion may be awarded to the Bank's directors, officers and key employees under the RRP.


Note 13--Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents--The fair value of cash and cash equivalents approximates carrying value.

Interest-bearing Deposits--The fair value of interest-bearing time deposits approximates carrying value.

Securities and Mortgage-backed Securities--Fair values are based on quoted market prices.


                                      (18)

OWEN COMMUNITY BANK, S.B. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Loans--For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans, are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable--The fair values of interest receivable approximate carrying values.

FHLB Stock--Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Deposits--The fair values of interest-bearing demand, NOW, money market deposit and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Federal Home Loan Bank Advances--The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt. Long-term debt consists of adjustable instruments tied to a variable market interest rate. Fair value approximates carrying value.

Off-Balance Sheet Commitments--Commitments include commitments to originate mortgage loans, and extend lines of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                                                           1996
                                             --------------------------------
                                             Carrying                Fair
June 30                                       Amount                 Value
- -----------------------------------------------------------------------------

Assets
   Cash and cash equivalents                 $ 5,721                 $ 5,721
   Securities available for sale               4,901                   4,901
   Loans, net                                 27,125                  27,183
   Stock in FHLB                                 360                     360
   Interest receivable                           236                     236

Liabilities
   Deposits                                   28,726                  28,856
   FHLB advances                               7,200                   7,236

Off-Balance Sheet Assets
   Commitments to extend credit




                                      (19)

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.

         There were no such changes and disagreements during the applicable period.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report. Because the Conversion was not effected until July 1, 1996, disclosure regarding compliance with Section 16(a) of the 1934 Act is not meaningful.

         Presented below is certain information concerning the directors of the Holding Company:

         Charles W. Chambers, (age 80) has served as a director of the Holding Company since its formation and of the Bank since 1978. Mr. Chambers has also served as a staff appraiser for the Bank since 1991 and as Secretary of the Bank since 1990.

         John T. Gillaspy, (age 68) has served as a director of the Holding Company since its formation and of the bank since 1986. Mr. Gillaspy has also served as President and Chief Executive Officer of the Spencer Evening World, Inc., a newspaper based in Spencer, Indiana for over the past five years.

         Kurt J. Meier, (age 45) has served as a director of the Holding Company since its formation and of the Bank since 1991. Mr. Meier has also served as President of the Bank since 1994. From 1990 to 1994, Mr. Meier served as Managing Officer of the Bank.

         Steven Parrish, (age 56) has served as a director of the Holding Company since its formation and of the Bank since 1982. Mr. Parrish has also served as a funeral director for the West-Parrish-Pedigo Funeral Home in Spencer, Indiana, for more than five years.

         Robert W. Raper, (age 78) has served as a director of the Holding Company since its formation and of the Bank since 1970, with which he has served as Vice Chairman since 1994. Prior to 1994, Mr. Raper served as Vice President of the Bank.

         Frank R. Stewart, (age 70) has served as a director of the Holding Company since its formation and of the Bank since 1963. Mr. Stewart served as President of the Bank from 1982 until 1994. Mr. Stewart has also served as President of BSF, Inc. since its formation in 1989. Mr. Stewart has extensive experience in real estate development and sales.

         Tad Wilson,(age 61) has served as a director of the Holding Company since its formation and of the Bank since 1978. Mr. Wilson is also the co-owner of Metropolitan Printing Services, Inc., a printing company based in Bloomington, Indiana, and is the owner of a retail book store and various rental properties located in Bloomington, Indiana.

         There are no arrangements or understandings between the Holding Company and any person pursuant to which that person has been selected a director of the Holding Company.

Item 11. Executive Compensation.

         No cash compensation is paid directly by the holding company to any of its executive officers. Each of such officers is compensated by the bank.

         The following table sets forth information as to annual, long-term and other compensation for services in all capacities to the President, Chief Executive Officer and Treasurer of the Bank for the fiscal year ended June 30, 1996. There were no executive officers of the Bank, as of June 30, 1996, who earned over $100,000 in salary and bonuses during that fiscal year.


                                                                       Summary Compensation Table
                                               ---------------------------------------------------------------------
                                                              Annual Compensation
                                               -------------------------------------------------
     Name and Principal          Fiscal                                           Other Annual            All Other
          Position                Year            Salary             Bonus       Compensation(2)        Compensation
- -------------------------        ------         -----------          -----       ---------------        ------------
Kurt J. Meier, President          1996          $51,520 (1)          $---              --                    --
   Chief Executive Officer
   and Treasurer


- -------------
(1)  Includes fees received for service on the Bank's Board of Directors.

(2) Mr. Meier received certain perquisites, but the incremental cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of his salary and bonus.

Employment Contracts

         The Bank has entered into three-year employment contracts with each of Messrs. Meier and Rosenberger (together, the "Employees"). The contracts with the Employees, effective as of the effective date of the Conversion, extend annually for an additional one-year term to maintain their three-year term if the Board of Directors of the Bank determines to so extend them, unless notice not to extend is properly given by either party to the contract. Each Employee receives an initial salary under the contract equal to his current salary subject to increases approved by the Board of Directors. Each contract also provides, among other things, for participation in other fringe benefits and benefit plans available to the Bank's employees. Each Employee may terminate his employment upon sixty days' written notice to the Bank. The Bank may discharge each Employee for cause (as defined in the contract) at any time or in certain specified events. If the Bank terminates an Employee's employment for other than cause or if the Employee terminates his own employment for cause (as defined in the contract), the Employee will receive his base compensation under the contract for an additional three years if the termination follows a change of control in the Holding Company (as defined below). In addition, during such period, the Employee will continue to participate in the Bank's group insurance plans and retirement plans, or receive comparable benefits. Moreover, within a period of three months after such termination following a change of control, each Employee will have the right to cause the Bank to purchase any stock options he holds for a price equal to the fair market value (as defined in the contact) of the shares subject to such options minus their option price. If the payments provided for in the contract, together with any other payments made to the Employee by the Bank, are deemed to be payments in violation of the "golden parachute" rules of the Code, such payments will be reduced to the largest amount which would not cause the Bank to lose a tax deduction for such payments under those rules. As of the date hereof, the cash compensation which would be paid under the contracts to the Employees if the contracts were terminated either after a change of control of the Holding Company, without cause by the Bank, or for cause by the Employees, would be $141,960 for Mr. Meier and

$130,260 for Mr. Rosenberger. For purposes of these employment contracts, a change of control of the Holding Company is generally an acquisition of control, as defined in regulations issued under the Change in Bank Control Act and the Bank Holding Company Act.

         The employment contracts provide the Bank protection of its confidential business information and protection from competition by each of the Employees should he voluntarily terminate his employment without cause or be terminated by the Bank for cause.

         The Bank also entered into a three-year employment contract with Mr. Stewart effective as of January 1, 1996. Mr. Stewart's employment agreement provides for the payment by the Bank to the Mr. Stewart of an annual salary equal to $44,980, subject to increases as determined by the Board of Directors. In the event Mr. Stewart's employment is terminated by the Bank without cause, Mr. Stewart will continue to receive such compensation during the then-remaining term of the contract.

         The Bank is the owner and beneficiary of $100,000 in key man life insurance on the lives of Mr. Meier and Mr. Rosenberger.

Compensation of Directors

         All directors of the Bank are entitled to receive monthly director fees for their services. Each of Mr. Gillapsy and Mr. Raper receive $650 per month, and Mr. Stewart receives $450 per month. All other directors of the Bank receive $350 per month.

         Directors of the Holding Company are not currently paid directors' fees. The Holding Company may, if it believes it is necessary to attract qualified directors or otherwise beneficial to the Holding Company, adopt a policy of paying directors' fees.

         Directors of BSF receive director fees of $150 per meeting. The Board of BSF meets quarterly.

Benefits

         Insurance Plans. The Bank's directors, officers and employees are provided with hospitalization, major medical, major dental, life insurance, short-term and long-term disability insurance, and other insurance benefits under group plans sponsored by the Indiana League of Savings Institutions Group Insurance Trust. Employees of the Bank pay $5 per week for employee coverage and an additional $10 per week for coverage on dependents.

         Pension Plan. The Bank's full-time employees are included in the Financial Institutions Retirement Fund, a noncontributory multiple employer comprehensive pension plan (the "Pension Plan"). Separate actuarial valuations are not made for individual employer members of the Pension Plan. The Bank's employees are eligible to participate in the plan once they have completed one year of service for the Bank and attained age 21, if they complete 1,000 hours of service in a calendar year. An employee's pension benefits are 100% vested after five years of service.

         The Pension Plan provides for monthly or lump sum retirement benefits determined as a percentage of the employee's average salary (for his highest five consecutive years of salary) times his years of service. Salary includes base annual salary as of each January 1, exclusive of overtime, bonuses, fees and other special payments. Early retirement, disability, and death benefits are also payable under the Pension Plan, depending upon the participant's age and years of service.

         The estimated base annual retirement benefits presented on a straight-line basis payable at normal retirement age (65) under the Pension Plan to persons in specified salary and years of service classifications are as follows (benefits noted in the table are not subject to any offset).


                                                             Years of Service
  Highest 5-Year            ---------------------------------------------------------------------------------------
      Average
   Compensation                15          20           25          30            35            40            50
                            -------     -------      -------      -------       -------       -------     ---------
      $ 40,000              $ 9,000     $12,000      $15,000      $18,000       $21,000       $24,000     $  30,000
      $ 60,000              $13,500     $18,000      $22,500      $27,000       $31,500       $36,000     $  45,000
      $ 80,000              $18,000     $24,000      $30,000      $36,000       $42,000       $48,000     $  60,000
      $100,000              $22,500     $30,000      $37,500      $45,000       $52,500       $60,000     $  75,000
      $120,000              $27,000     $36,000      $45,000      $54,000       $63,000       $72,000     $  90,000


         Benefits are currently subject to maximum Code limitations of $120,000 per year. The years of service credited to Mr. Meier under the Pension Plan as of June 30, 1996, were 15.

         Thrift Plan. The Bank's employees also participate in Pentegra's Thrift Plan, a contributory multiple employer tax-exempt trust and savings plan. Participants may elect to make monthly contributions up to 15% of their salary. The Bank makes a matching contribution of 50% of the employee's contribution that does not exceed 6% of salary. Contributions may be invested in an equity fund which invests in the widely traded stocks, a fixed income fund which invests in guaranteed investment contract, an equity growth mutual fund that invests in higher risk stocks and/or a fund composed of government agency debt securities. Benefits under the plan vest at the rate of 20% per year beginning after an employee's second year of service. The normal distribution is a lump sum upon termination of employment. Other payment options may be elected. During the fiscal year ended June 30, 1996, the Bank made contributions aggregating $7,885 to this plan, $1,399 of which were allocable to Mr. Meier.

     Bonus Program. During the year ended June 30, 1996, the Bank paid discretionary cash bonuses to its officers and other employees pursuant to a bonus program adopted by the Bank's Board of Directors (the "Bonus Program"). The Bonus Program provides that cash bonuses are paid to officers and other employees of the Bank in the discretion of the Board of Directors if the Bank exceeds a targeted 1.00% return on assets for a fiscal year. Bonuses are paid according to an established formula based on employees' salary and years of service with the Bank. The aggregate amount paid to officers and employees pursuant to the Bonus Program is equal to the amount required to reduce the Bank's return on assets to the targeted 1.00% level. For the year ended June 30, 1996, the Bank did not pay any cash bonuses under the Bonus Program; however, the Bank paid discretionary bonuses to employees other than officers aggregating $7,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 20, 1996, by each person who is known by the Holding Company to own beneficially 5% or more of the Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares reported.

     Name and Address of                Number of Shares of        Percent of
      Beneficial Owner                  Common Stock Owned          Class (1)
- ------------------------------          -------------------        ----------
Chiplease, Inc.                               50,592                 9.99%
   c/o Goldsher & Goldsher
   640 N. LaSalle Street
   Suite 300
   Chicago, Illinois  60610
William Lannan                                32,000                 6.33%
   R.R. 4, Box 12
   Loogootee, Indiana  47533
Frank R. Stewart                              25,500                 5.04%
   c/o Owen Community Bank, s.b.
   279 East Morgan Street
   Spencer, Indiana  47460

(1)  Based upon 505,926 shares of Common Stock outstanding.

     The following table sets forth certain information regarding directors and executive officers of the Holding Company, including the number and percent of shares of Common Stock beneficially owned by such persons as of September 20, 1996. Unless otherwise indicated, each person in the table below has sole investment and/or voting power with respect to the shares beneficially owned by him. Mr. Parrish is married to Mr. Wilson's sister. No other director is related to any other director or executive officer of the Holding Company by blood, marriage or adoption. The table below also sets forth the number of shares of the Holding Company's Common Stock beneficially owned by all directors and executive officers as a group.

                                     Common Stock             Percent of
Name                                   Owned (1)                 Class
- -------------------                  ------------             ----------
Directors:
Charles W. Chambers                       500 (2)                0.10%
John T. Gillaspy                       13,000 (3)                1.98%
Kurt J. Meier                           1,000 (4)                0.20%
Stephen Parrish                         4,000 (5)                0.59%
Robert W. Raper                         5,000 (6)                0.99%
Frank R. Stewart                       25,500                    5.04%
Tad Wilson                             11,500 (7)                2.27%
Executive Officer:
Kurt D. Rosenberger                       850 (8)                0.17%
                                       ------                   -----
All directors and executive            61,350                   11.34%
                                       ======                   =====
officers as a group (8 persons)
- ----------------
(1) Based upon information furnished by the respective directors and executive officer.

(2)      Owned jointly by Mr. Chambers and his wife.

(3)      Owned jointly by Mr. Gillaspy and his wife.

(4)      Owned jointly by Mr. Meier and his wife.

(5)      Owned jointly by Mr. Parrish and his wife.

(6)      Owned jointly by Mr. Raper and his wife.

(7) Of these shares, 11,000 are owned jointly by Mr. Wilson and his wife and 500 are owned solely by his wife.

(8)      Owned jointly by Mr. Rosenberger and his wife.

Item 13.      Certain Relationships and Related Transactions.

         The Bank makes available to its directors, officers and employees real estate mortgage loans secured by their principal residences and other loans. These loans are made in the ordinary course of business with the same collateral, interest rates, and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  List the following documents filed as part of the report:



Financial Statements

Consolidated Statement of Financial Condition at June 30, 1996, and 1995

Consolidated Statement of Income for the Years Ended
         June 30, 1996, 1995, and 1994

Consolidated Statement of Changes in Equity Capital for the Years Ended June 30,
         1996, 1995, and 1994

Consolidated Statement of Cash Flows for the Years Ended
         June 30, 1996, 1995, and 1994

Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1. Included in those exhibits are Executive Compensation Plans and Arrangements which are identified as Exhibits 10(1) through 10(5).

(d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                  HOME FINANCIAL BANCORP



Date:  September 27, 1996         By: /s/ Kurt J. Meier
                                      -------------------------------------
                                       Kurt J. Meier, President,
                                           Chief Executive Officer and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of September, 1996.



/s/ Kurt J. Meier
- -------------------------------------
Kurt J. Meier
President, Chief Executive Officer,
Treasurer and Director
(Principal Executive Officer)

/s/ Kurt D. Rosenberger
- -------------------------------------
Kurt D. Rosenberger
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles W. Chambers
- -------------------------------------
Charles W. Chambers, Secretary and Director

/s/ John T. Gillaspy
- -------------------------------------
John T. Gillaspy, Director

/s/ Stephen Parrish
- -------------------------------------
Stephen Parrish, Director

/s/ Robert W. Raper
- -------------------------------------
Robert W. Raper, Vice Chairman

/s/ Frank R. Stewart
- -------------------------------------
Frank R. Stewart, Chairman

/s/ Tad Wilson
- -------------------------------------
Tad Wilson, Director

                                  EXHIBIT INDEX



Exhibit Index*                                                            Page

3(1)     The  Articles  of   Incorporation   of  the   Registrant  are
         incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-1746).

3(2) The Code of By-Laws of the Registrant are incorporated by reference to Exhibit 3(2) to the Registration Statement on Form S-1 (Registration No. 333-1746).

10(1) Exempt Loan and Share Purchase Agreement between ESOP Trust and Home Financial Bancorp.

10(2)    Share Pledge Agreement  between ESOP Trust and Home Financial
         Bancorp.

10(3) Employment Agreement between Owen Community Bank, s.b. and Kurt J. Meier is incorporated by reference to Exhibit 10(5) to the Registration Statement on Form S-1 (Registration No. 333-1746).

10(4) Employment Agreement between Owen Community Bank, s.b. and Kurt D. Rosenberger is incorporated by reference to Exhibit 10(6) to the Registration Statement on Form S-1 (Registration No. 333-1746).

10(5) Employment Contract between Owen Community Bank, s.b. and Frank R. Stewart is incorporated by reference to Exhibit 10(7) to the Registration Statement on Form S-1 (Registration No. 333-1746).

21 Subsidiaries of the Registrant are incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (Registration No. 333-1746).

27       Financial Data Schedule