Form 10-Q
period 1996-09-30
HOME FINANCIAL BANCORP
filed 1996-11-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 1996 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM                                TO

                         Commission file number: 0-28510


                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)


                  Indiana                                      35-1975585

(State or other jurisdiction of                             (I.R.S. Employer
incororation or organization)                             Identification Number)

                             279 East Morgan Street
                             Spencer, Indiana 47460
                    (Address of principle executive offices,
                               including Zip Code)

                                 (812) 829-2095

              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of November 1, 1996 was 505,926.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index



PART I.       FINANCIAL INFORMATION                                     Page No.

Item 1.       Financial Statements

                 Consolidated Condensed Statement of Financial
                 Condition as of September 30, 1996 and June 30, 1996
                 (Unaudited)                                                3

                 Consolidated Condensed Statement of Income for the three months ended September 30, 1996 and 1995
                 (Unaudited)                                                4

                 Consolidated Condensed Statement of Changes in
                 Shareholders' Equity for the three months ended September
                 30, 1996 and 1995  (Unaudited)                             5

                 Consolidated Condensed Statement of Cash Flows for the
                 three months ended September 30, 1996 and 1995
                 (Unaudited)                                                6

                 Notes to Unaudited Consolidated Condensed Financial
                 Statements                                                 8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                   10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                            15
Item 2.       Changes in Securities                                        15
Item 3.       Defaults Upon Senior Securities                              15
Item 4.       Submission of Matters to a Vote of Security Holders          15
Item 5.       Other Information                                            15
Item 6.       Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                 16

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION



                                                                          September 30,            June 30,
                                                                             1996                    1996
                                                                          -----------             -----------
                                                                                     (Unaudited)

ASSETS

    Cash                                                                $     440,416           $     385,824
    Short-term interest-bearing deposits                                    1,222,020               5,334,796
                                                                          -----------             -----------
        Total cash and cash equivalents                                     1,662,436               5,720,620
    Investment securities available for sale                                7,405,975               4,901,120
    Loans                                                                  28,502,785              27,274,557
    Allowance for loan losses                                                (164,852)               (149,833)
                                                                          -----------             -----------
        Net loans                                                          28,337,933              27,124,724
    Real estate acquired for development                                       42,193                 171,580
    Premises and equipment                                                    472,562                 512,768
    Stock in Federal Home Loan Bank                                           410,000                 360,000
    Other assets                                                              351,441                 635,499
                                                                          -----------             -----------
        Total assets                                                      $38,682,540             $39,426,311
                                                                          ===========             ===========

LIABILITIES
    Deposits                                                              $24,103,174             $28,725,700
    Federal Home Loan Bank advances                                         6,700,000               7,200,000
    Other liabilities                                                         132,947                  90,539
                                                                          -----------             -----------
        Total liabilities                                                  30,936,121              36,016,239
                                                                          -----------             -----------

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                               ---                      ---
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 505,926 shares                                             4,728,294
    Retained earnings                                                       3,414,923               3,427,201
    Unrealized loss on securities available for sale                           (2,177)                (17,129)
    Unearned ESOP shares                                                     (394,621)
                                                                          -----------             -----------
        Total shareholders' equity                                          7,746,419               3,410,072
                                                                          -----------             -----------
        Total liabilities and shareholders' equity                        $38,682,540             $39,426,311
                                                                          ===========             ===========





See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                                                                  Three Months Ended
                                                                                    September 30,
                                                                         ------------------------------------
                                                                            1996                      1995
                                                                          -----------             -----------
                                                                                     (Unaudited)
Interest income
    Loans                                                                $    670,392            $    654,569
    Interest-bearing deposits                                                  41,681                  31,073
    Investment securities                                                      93,885                  43,497
    Other interest and dividend income                                          7,919                   5,150
                                                                          -----------             -----------
        Total interest income                                                 813,877                 734,289
Interest expense
    Deposits                                                                  310,072                 311,310
    Advances from Federal Home Loan Bank and other
         borrowings                                                           108,050                  82,068
                                                                          -----------             -----------
        Total interest expense                                                418,122                 393,378
                                                                          -----------             -----------
Net interest income                                                           395,755                 340,911
    Provision for losses on loans                                              17,000                  13,500
                                                                          -----------             -----------
Net interest income after provision for losses on loans                       378,755                 327,411
                                                                          -----------             -----------
Noninterest income
    Service charges on deposit accounts                                         9,891                   8,934
    Gain on sale of real estate acquired for                                    4,799                  19,298
development
    Other income                                                               14,121                   7,307
                                                                          -----------             -----------
        Total noninterest income                                               28,811                  35,539
                                                                          -----------             -----------
Noninterest expenses
    Salaries and employee benefits                                            114,084                 102,979
    Net occupancy expenses                                                     17,566                  17,524
    Equipment expenses                                                         12,911                   8,027
    Deposit insurance expense                                                 156,940                  12,475
    Computer processing fees                                                   15,847                  13,663
    Legal and professional fees                                                44,805                   7,915
    Other expenses                                                             66,820                  64,835
                                                                          -----------             -----------
        Total noninterest expenses                                            428,973                 227,418
                                                                          -----------             -----------
Income (loss) before income taxes                                             (21,407)                135,532
    Income tax expense (benefit)                                               (9,129)                 53,287
                                                                          -----------             -----------
Net income (loss)                                                          $  (12,278)            $    82,245
                                                                          ===========             ===========

Net income (loss) per share                                              $       (.03)         Not applicable
Average shares outstanding                                                    465,452          Not applicable



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                    Form 10-Q

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY


                                                                             1996                     1995
                                                                          -----------             -----------
                                                                                     (Unaudited)



Balance, July 1                                                            $3,410,072              $3,159,767
Net income (loss)                                                             (12,278)                 82,245
Common stock issued in conversion, net of costs                             4,728,294
Contribution for unearned ESOP shares                                        (394,621)
Net change in unrealized loss on securities
   available for sale                                                          14,952                 (12,032)
                                                                          -----------             -----------

Balance, September 30                                                      $7,746,419              $3,229,980
                                                                           ==========              ==========





See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS



                                                                                  Three Months Ended
                                                                                    September 30,
                                                                       --------------------------------------
                                                                             1996                    1995
                                                                          -----------             -----------
                                                                                     (Unaudited)


OPERATING ACTIVITIES
Net income (loss)                                                       $     (12,278)               $ 82,245
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Provision for loan losses                                                  17,000                  13,500
    Depreciation                                                               18,777                  12,600
    Change in interest receivable                                             (34,620)                (16,182)
    Other adjustments                                                          98,421                 (32,589)
                                                                          -----------             -----------
        Net cash provided by operating activities                              87,300                  59,574
                                                                          -----------             -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                                 (2,607,476)
Proceeds from maturities and repayments of
    investment securities available for sale                                  126,441
Proceeds from maturities and repayments of
    investment securities held to maturity                                                             49,481
Net changes in loans                                                       (1,230,209)             (1,239,651)
Purchase of Federal Home Loan Bank of Indianapolis
    stock                                                                     (50,000)                (10,000)
Proceeds from sale of premises and equipment                                   35,000
Purchases of premises and equipment                                           (13,570)                (30,299)
Proceeds from sale of real estate acquired for
    development                                                               129,386
Other investing activities                                                                               (645)
                                                                          -----------             -----------
    Net cash used by investing activities                                  (3,610,428)             (1,231,114)
                                                                          -----------             -----------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                               (4,304,161)                440,266
    Certificates of deposit                                                  (318,365)              1,862,713
Proceeds from Federal Home Loan Bank advances                               1,000,000                 200,000
Repayment of Federal Home Loan Bank advances                               (1,500,000)
Sale of common stock, net of costs                                          4,587,470
Other financing activities                                                                             (4,335)
                                                                          -----------             -----------
    Net cash used by financing activities                                    (535,056)             (2,498,644)
                                                                          -----------             -----------


                                                                                  Three Months Ended
                                                                                    September 30,
                                                                          -----------------------------------
                                                                              1996                    1995
                                                                          -----------             -----------
                                                                                     (Unaudited)
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                                                (4,058,184)              1,327,104
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                         5,720,620               1,385,979
                                                                          -----------             -----------
CASH AND CASH EQUIVALENTS, END OF
PERIOD                                                                     $1,662,436              $2,713,083
                                                                           ==========              ==========
ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
Interest paid                                                              $  418,122              $  393,378
Income tax paid                                                                56,750                  35,000



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Home Financial Bancorp ("Company") and its subsidiary, Owen Community Bank, s.b. ("Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to July 1, 1996 relates solely to the Bank (See Note B). The results of operations for the three months ended September 30, 1996 are not necessarily indicative of those expected for the remainder of the year.

NOTE B:  Conversion to State Stock Savings Bank

In October, 1995, the Board of Directors adopted a Plan of Conversion ("Plan") to convert the Bank from a state-chartered mutual savings bank to a state-chartered stock savings bank through amendment of its charter and the sale of common stock to a holding company formed in connection with the conversion.

On July 1, 1996, the Bank completed the conversion and the formation of Home Financial Bancorp as the holding company of the Bank. As part of the conversion, the Company issued 505,926 shares of common stock at $10 per share of which 40,474 shares were issued to an Employee Stock Ownership Plan. Net proceeds of the Company's stock issuance, after costs, were approximately $4,728,000 of which $2,472,548 were used to acquire 100% of the stock and ownership of the Bank. Costs associated with the conversion were deducted from the proceeds of stock sold by the Company. The transaction was accounted for in a manner similar to a pooling of interests. Since the Company did not commence operations until July 1, 1996, financial and other data contained herein prior to July 1, 1996 relates solely to the Bank.

At the date of conversion, the Bank established a liquidation account of $3,293,000 which equaled the Bank's retained earnings as of the most recent financial statements, December 31, 1995, contained in the final conversion prospectus. The liquidation account was established to provide a limited priority claim to the assets of the Bank to qualifying depositors who continue to maintain deposits in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, qualifying depositors would receive a liquidation distribution based on their proportionate share of the then total remaining qualifying deposits.

The Company, subject to certain supervisory policies of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, may pay dividends to its shareholders if its assets exceed its liabilities and it is able to pay its debts as they come due. Current regulations allow the Bank to pay dividends on its stock after the conversion if its regulatory capital would not be reduced below the amount then required for the liquidation account, and if those dividends do not exceed net profits of the Bank for the current year plus those for the previous two years.

NOTE C:  Special Savings Association Insurance Fund Assessment

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"). A recapitalization plan for the SAIF was enacted in late September 1996 which provided for a special assessment on substantially all SAIF-insured institutions to enable the SAIF to achieve its required level of reserves. The proposed assessment of .657% was effected based on deposits as of March 31, 1995 and the Bank's special assessment was $142,457 before taxes. Accordingly, this special assessment, which is payable on November 27, 1996, significantly increased other expenses and adversely affected results of operations for the period ended September 30, 1996.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Home Financial Bancorp ("Company") is an Indiana corporation which was organized in February 1996 to become a bank holding company upon its acquisition of all the capital stock of Owen Community Bank, s.b. ("Bank") in connection with the Bank's conversion from mutual to stock form. The Company became the Bank's holding company at July 1, 1996. All historical financial and other data prior to July 1, 1996 relates solely to the Bank. At September 30, 1996, the principal asset of the Company consisted of 100% of the issued and outstanding shares of common stock of the Bank. At that date, the Company had no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

The Bank has been, and continues to be, a community- oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four-family residential loans. The Bank also originates commercial, consumer, and to a lesser extent, construction loans. Through its only office located in Spencer, Indiana, the Bank serves communities in Owen and surrounding counties.

BSF, Inc. ("BSF") is the wholly owned subsidiary of the Bank which engages in purchasing and developing large tracts of real estate. After land is purchased, BSF subdivides the real estate into lots, makes improvements such as streets and sells individual lots, usually on contract. In connection with the Bank's conversion to an Indiana mutual savings bank, the FDIC required the Bank to cease BSF's land acquisitions, divest BSF's nonconforming real estate holdings by November 16, 2000, and maintain the Bank's capital at levels sufficient to classify the Bank as a well-capitalized institution. BSF has ceased land acquisitions and is in process of divesting of its real estate holdings.

The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses.

Financial Condition

Total assets decreased to $38,683,000 at September 30, 1996 compared to $39,426,000 at June 30, 1996. Cash and short-term interest bearing deposits decreased approximately $4.1 million due to the use of funds for lending activities, investment in securities and the partial repayment of borrowings. At June 30, 1996, cash and short-term investments were unusually high as a result of funds on deposit related to the conversion. Investment securities increased $2.5 million and loans increased $1.2 million at September 30, 1996 compared to June 30, 1996.

Deposits decreased $4.6 million primarily as a result of funds on deposit related to the conversion at June 30, 1996 being utilized for the purchase of common stock issued in the conversion. Borrowings at the Federal Home Loan Bank ("FHLB") decreased $.5 million to $6.7 as a result of net repayments.

Shareholders' equity increased $4.3 million as a result of stock issued by the Company to complete the conversion process on July 1, 1996.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 1996 and 1995

The Company incurred a net loss of $12,000 for the three-months ended September 30, 1996 compared to net income of $82,000 for the three-month period ended
September 30, 1995. The decrease of $94,000 is primarily a result of the one-time FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), net of tax. Absent the one-time assessment, net income for the first quarter of 1996 would have been $74,000.

Net interest income increased $55,000 to $396,000 for the 1996 period from $341,000 for the 1995 period. The increase resulted primarily from a higher level of earning assets during the 1996 period.

The provision for loan losses was $17,000 during the quarter ended September 30, 1996 compared to $13,500 for the comparable period in 1995. The increase of $3,500 reflected the increase in total loans and management's desire to raise the level of the allowance for loan losses to a level more in line with its peer group. At September 30, 1996, the allowance for loan losses was .58% of total loans of total loans compared to .55% at June 30, 1996.

Total noninterest income decreased $7,000 for the quarter ended September 30, 1996 compared to the same period in 1995. The net decrease resulted from a decrease of $14,000 in gains on the sale of real estate acquired for development and a $7,000 increase, primarily late fees on loans, in other income. Management anticipates that gains on the sale of real estate acquired for development will continue to decrease in the future as the volume of this business activity decreases. In connection with the Bank's conversion to an Indiana mutual savings bank, the FDIC required the Bank to terminate this business activity by November, 2000.

Total noninterest expenses increased $202,000 to $429,000 for the 1996 quarter compared to $227,000 for the 1995 quarter. The increase in the 1996 quarter was primarily the result of the one-time FDIC special assessment to recapitalize the SAIF. FDIC deposit insurance increased $145,000 to $157,000 for the three months ended September 30, 1996 from $12,000 for the three month period ended September 30, 1995 . Salaries and employee benefits also increased during the 1996 period by $11,000 primarily as a result of expenses related to the employee stock ownership plan adopted in July 1996. The other major component of the increase in the 1996 period was the $37,000 increase in legal and professional fees. Additional fees were incurred with outside professionals to meet filing requirements of the Securities and Exchange Commission and other regulatory bodies. Management anticipates that legal and professional fees will decrease in future periods as internal personnel complete all or a portion of required filings with less reliance on outside professionals.

Income tax expense decreased from an expense of $53,000 for the three months ended September 30, 1995 to a tax benefit of $9,000 for the 1996 period due to the pre-tax loss resulting primarily from the FDIC special assessment.

Asset Quality

The allowance for loan losses was $165,000 at September 30, 1996 compared to $150,000 at June 30, 1996. Management considered the allowance for loan losses at September 30, 1996, to be adequate to cover estimated losses inherent in the loan portfolio at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 1996.

Balance, July 1, 1996                                      $149,833
Provision for loan losses                                    17,000
Recoveries                                                      ---
Loans charged off                                            (1,981)
                                                           --------

Balance, September 30, 1996                                $164,852
                                                           ========


Total non-performing loans totaled $339,000 or 1.19% of total loans at September 30, 1996 compared to $359,000 or 1.32% of total loans at June 30, 1996.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 1996 and June 30, 1996, cash and interest-bearing deposits totaled $1.7 million and $5.7 million, respectively. The level at June 30, 1996 was unusually high as a result of funds on deposit related to the conversion which were invested short term.

The Company's primary sources of funds include principal and interest payments on loans and maturities and repayments on investment securities. While scheduled loan repayments and proceeds from investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. The Company attempts to price its deposits to meet asset-liability objectives and local market conditions.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At September 30, 1996, the Company had approximately $9 million of unused credit available to it under such guidelines. However, the Bank's Board of Directors had, by resolution, limited the amount of authorized borrowings to $13 million at September 30, 1996. At September 30, 1996, borrowing from the FHLB totaled $6.7 million.

Shareholders' equity was $7.7 million at September 30, 1996 or 20% of total assets. All fully phased-in capital requirements are currently met. In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of the Bank's subsidiary. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in its subsidiary) at levels sufficient for the Bank to be classified as a well-capitalized institution. The Bank's actual and required capital amounts (in thousands) and ratios are as follows as of September 30, 1996.


                                                       Actual               Required For           Required To Be
                                                                              Adequate                  Well
                                                                              Capital*              Capitalized*
                                              -------------------------------------------------------------------------
                                                 Amount       Ratio      Amount       Ratio      Amount       Ratio
                                              -------------------------------------------------------------------------

Total capital *(to risk weighted assets)           $5,596       32.3%      $1,385        8.0%      $1,731       10.0%

Tier 1 capital *(to risk weighted                   5,431       31.4%         692        4.0%       1,039        6.0%
assets)

Tier 1 capital *(to total assets)                   5,431       14.8%       1,466        4.0%       1,832        5.0%


*As defined by the regulatory agencies



Effect of Inflation and Changing Prices

The Company's asset and liability structure is substantially different from that of an industrial company in that most of its assets and liabilities are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction at the same time, or at the same magnitude, as the prices of other goods and services. Management relies on its ability to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation.

Accounting Matters

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

Due to the extremely controversial nature of this project, the Statement permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If a company elects that option, proforma disclosures of net income (and earnings per share, if presented) are required in the footnotes as if the provisions of this Statement had been used to measure stock-based compensation. The disclosure requirements of Opinion No. 25 have been superseded by the disclosure requirements of this Statement.

Once an equity adopts the fair value based method for accounting for these transactions, that election cannot be reversed.

Equity instruments granted or otherwise transferred directly to an employee by a principal stockholder are stock-based employee compensation to be accounted for in accordance with either Opinion 25 or this Statement, unless the transfer clearly is for a purpose other than compensation.

The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. Proforma disclosures required for entities that elect to continue to measure compensation cost using Opinion 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

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

Accounting for Employee Stock Plans. In November 1993, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 93-6 which addresses the accounting for shares of stock issued to employees by an employee stock ownership plan ("Employee Plan"). SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released to employees from the Employee Plan. SOP 93-6 is effective for fiscal years beginning after December 15, 1993 and relates to shares purchased by an Employee Plan after December 31, 1992. Assuming shares of Common Stock appreciate in value overtime, the adoption of SOP 93-6 will likely increase compensation expense relative to the Company's ESOP established in connection with the Conversion, as compared with prior guidance which would have required the recognition of compensation expense based on the cost of shares acquired by the ESOP. However, the amount of the increase has not been determined as the expense will be based on the fair value of the shares committed to be released to employees, which is not yet determinable.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                            None.
Item 2.  Changes in Securities.                                        None.
Item 3.  Defaults Upon Senior Securities.                              None.
Item 4.  Submission of Matters to Vote of Security Holders.            None.
Item 5.  Other Information.                                            None.
Item 6.  Exhibits and Reports on Form 8-K.

             (a)  Exhibits
                  27.  Financial Data Schedule

         (b) No reports on form 8-K were filed during the quarter ended September 30, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOME FINANCIAL BANCORP


Date:    November 8, 1996               By:/s/ Kurt J. Meier
                                           -----------------------
                                                    Kurt J. Meier
                                                    President and
                                                       Chief Executive Officer




Date:     November 8, 1996              By:/s/ Kurt D. Rosenberger
                                           -----------------------------
                                                 Kurt D. Rosenberger
                                                 Vice President and Chief
                                                  Financial Officer