Form 10-Q
period 1996-12-31
HOME FINANCIAL BANCORP
filed 1997-02-13
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)

          Indiana                                        35-1975585
--------------------------------               ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)


                             279 East Morgan Street
                             Spencer, Indiana 47460
                    (Address of principle executive offices,
                               including Zip Code)

                                 (812) 829-2095

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 1997 was 505,926.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index


PART I.       FINANCIAL INFORMATION                                     Page No.

Item 1.       Financial Statements

              Consolidated Condensed Statement of Financial
              Condition as of December 31, 1996 and June 30, 1996           3

              Consolidated Condensed Statement of Income for the three
              months ended December 31, 1996 and 1995                       4

              Consolidated Condensed Statement of Income for the six
              months ended December 31, 1996 and 1995                       5

              Consolidated Condensed Statement of Changes in
              Shareholders' Equity for the six months ended December
              31, 1996 and 1995                                             6

              Consolidated Condensed Statement of Cash Flows for the
              six months ended December 31, 1996 and 1995                   7

              Notes to Consolidated Condensed Financial Statements          9

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                   11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                            17
Item 2.       Changes in Securities                                        17
Item 3.       Defaults Upon Senior Securities                              17
Item 4.       Submission of Matters to a Vote of Security Holders          17
Item 5.       Other Information                                            17
Item 6.       Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                                 18

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                               December 31,      June 30,
                                                                   1996           1996
                                                              ------------    ------------
                                                                       (Unaudited)
ASSETS
    Cash                                                      $    203,468    $    385,824
    Short-term interest-bearing deposits                         1,896,226       5,334,796
                                                              ------------    ------------
        Total cash and cash equivalents                          2,099,694       5,720,620
    Investment securities available for sale                     5,642,728       4,901,120
    Loans                                                       29,844,875      27,274,557
    Allowance for loan losses                                     (190,352)       (149,833)
                                                              ------------    ------------
        Net loans                                               29,654,523      27,124,724
    Real estate acquired for development                            42,193         171,580
    Premises and equipment                                         758,158         512,768
    Stock in Federal Home Loan Bank                                410,000         360,000
    Other assets                                                   422,677         635,499
                                                              ------------    ------------
        Total assets                                          $ 39,029,973    $ 39,426,311
                                                              ============    ============

LIABILITIES
    Deposits                                                  $ 24,387,391    $ 28,725,700
    Federal Home Loan Bank advances                              6,700,000       7,200,000
    Other liabilities                                               83,603          90,539
                                                              ------------    ------------
        Total liabilities                                       31,170,994      36,016,239
                                                              ------------    ------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                      --              --
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 505,926 shares                                  4,728,294
      Paid-in capital                                                4,758
    Retained earnings                                            3,479,942       3,427,201
    Unrealized gain (loss) on securities available for sale         30,487         (17,129)
    Unearned ESOP shares                                          (384,502)
                                                              ------------    ------------
        Total shareholders' equity                               7,858,979       3,410,072
                                                              ------------    ------------
        Total liabilities and shareholders' equity            $ 39,029,973    $ 39,426,311
                                                              ============    ============


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                               Three Months Ended
                                                                  December 31,
                                                          ----------------------------
                                                             1996               1995
                                                          ---------          ---------
                                                                    (Unaudited)
Interest income
    Loans                                                 $ 699,011          $ 659,087
    Interest-bearing deposits                                21,333             34,770
    Investment securities                                   104,597             42,625
    Other interest and dividend income                        8,090              5,243
                                                          ---------          ---------
        Total interest income                               833,031            741,725
Interest expense
    Deposits                                                299,429            321,867
    Advances from Federal Home Loan Bank and
        other borrowings                                    104,470             81,901
                                                          ---------          ---------
        Total interest expense                              403,899            403,768
                                                          ---------          ---------
Net interest income                                         429,132            337,957
    Provision for losses on loans                            25,500             29,000
                                                          ---------          ---------
Net interest income after provision for losses on loans     403,632            308,957
                                                          ---------          ---------
Noninterest income
    Service charges on deposit accounts                       9,847              9,679
    Loss on sale of real estate acquired for
          development                                          (540)              (657)
     Loss on sales of securities available for sale         (14,907)                --
    Other income                                             11,959             15,588
                                                          ---------          ---------
        Total noninterest income                              6,359             24,610
                                                          ---------          ---------
Noninterest expenses
    Salaries and employee benefits                          126,961            101,026
    Net occupancy expenses                                   17,654             17,471
    Equipment expenses                                       12,590             13,917
    Deposit insurance expense                                    --             12,840
    Computer processing fees                                 15,807             13,121
    Legal and professional fees                              30,057              8,425
    Other expenses                                           56,236             46,881
                                                          ---------          ---------
        Total noninterest expenses                          259,305            213,681
                                                          ---------          ---------
Income before income taxes                                  150,686            119,886
    Income tax expense                                       62,395             47,983
                                                          ---------          ---------
Net income                                                $  88,291          $  71,903
                                                          =========          =========

Net income per share                                      $     .19          Not applicable
Average shares outstanding                                  465,452          Not applicable


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                               Six Months Ended
                                                                 December 31,
                                                          --------------------------
                                                              1996           1995
                                                          -----------    -----------
                                                                 (Unaudited)
Interest income
    Loans                                                 $ 1,369,403    $ 1,313,656
    Interest-bearing deposits                                  63,014         65,843
    Investment securities                                     198,482         86,122
    Other interest and dividend income                         16,009         10,393
                                                          -----------    -----------
        Total interest income                               1,646,908      1,476,014
Interest expense
    Deposits                                                  609,501        633,177
    Advances from Federal Home Loan Bank and
        other borrowings                                      212,520        163,969
                                                          -----------    -----------
        Total interest expense                                822,021        797,146
                                                          -----------    -----------
Net interest income                                           824,887        678,868
    Provision for losses on loans                              42,500         42,500
                                                          -----------    -----------
Net interest income after provision for losses on loans       782,387        636,368
                                                          -----------    -----------
Noninterest income
    Service charges on deposit accounts                        19,738         18,613
    Gain on sale of real estate acquired for
          development                                           4,259         18,641
     Loss on sales of securities available for sale           (14,907)       - - - -
    Other income                                               26,080         22,895
                                                          -----------    -----------
        Total noninterest income                               35,170         60,149
                                                          -----------    -----------
Noninterest expenses
    Salaries and employee benefits                            241,045        204,005
    Net occupancy expenses                                     35,220         34,995
    Equipment expenses                                         25,501         21,944
    Deposit insurance expense                                 156,940         25,315
    Computer processing fees                                   31,654         26,784
    Legal and professional fees                                74,862         16,340
    Other expenses                                            123,056        111,716
                                                          -----------    -----------
        Total noninterest expenses                            688,278        441,099
                                                          -----------    -----------
Income before income taxes                                    129,279        255,418
    Income tax expense                                         53,266        101,270
                                                          -----------    -----------
Net income                                                $    76,013    $   154,148
                                                          ===========    ===========

Net income per share                                      $       .16    Not applicable
Average shares outstanding                                    465,452    Not applicable


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                    Form 10-Q

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY

                                                             1996                     1995
                                                          -----------              -----------
                                                                       (Unaudited)
Balance, July 1                                           $ 3,410,072              $ 3,159,162
Net income                                                     76,013                  154,148
Common stock issued in conversion, net of costs             4,728,294
Contribution for unearned ESOP shares                        (404,740)
ESOP shares earned                                             24,996
Cash dividends                                                (23,272)
                                                          -----------              -----------

                                                          -----------              -----------
Net change in unrealized gain (loss) on securities
   available for sale                                          47,616                  (18,507)
                                                          -----------              -----------

Balance, December 31                                      $ 7,858,979              $ 3,294,803
                                                          ===========              ===========

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                        Six Months Ended
                                                                           December 31,
                                                                    --------------------------
                                                                         1996         1995
                                                                    -----------    -----------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net income                                                          $    76,013    $   154,148
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                            42,500         42,500
    Depreciation                                                         37,614         28,677
     Investment securities losses                                        14,907
    Change in interest receivable                                       (30,698)       (29,569)
    Other adjustments                                                   115,521       (153,181)
                                                                    -----------    -----------
        Net cash provided by operating activities                       255,857         42,575
                                                                    -----------    -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                           (2,960,056)
Proceeds from sales of securities available for sale                  1,060,414         17,238
Proceeds from maturities and repayments of investment
    securities available for sale                                     1,072,886
Proceeds from maturities and repayments of
    investment securities held to maturity                               93,833
Net changes in loans                                                 (2,572,299)    (1,640,357)
Purchase of Federal Home Loan Bank of Indianapolis
    stock                                                               (50,000)       (10,000)
Proceeds from sale of premises and equipment                             35,000
Purchases of premises and equipment                                    (318,004)      (158,348)
Purchase of real estate acquired for development                        (29,655)
Proceeds from sale of real estate acquired for
    development                                                         129,387         36,850

                                                                    -----------    -----------
    Net cash used by investing activities                            (3,602,672)    (1,690,439)
                                                                    -----------    -----------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                         (4,094,147)       462,638
    Certificates of deposit                                            (244,162)     1,932,506
Proceeds from Federal Home Loan Bank advances                         1,000,000        200,000
Repayment of Federal Home Loan Bank advances                         (1,500,000)
Sale of common stock, net of costs                                    4,587,470
Cash dividends                                                          (23,272)
Other financing activities                                               (8,768)
                                                                    -----------    -----------
    Net cash used by financing activities                              (274,111)     2,586,376
                                                                    -----------    -----------

                                                        Six Months Ended
                                                          December 31,
                                                --------------------------------
                                                    1996                1995
                                                -----------          -----------
                                                           (Unaudited)
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                      (3,620,926)             938,512

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                            5,720,620            1,385,979
                                                -----------          -----------

CASH AND CASH EQUIVALENTS, END OF
PERIOD                                          $ 2,099,694          $ 2,324,491
                                                ===========          ===========

ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
Interest paid                                   $   822,021          $   797,146
Income tax paid                                     120,000              129,000



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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to July 1, 1996 relates solely to the Bank (See Note B). The results of operations for the six months ended December 31, 1996 are not necessarily indicative of those expected for the remainder of the year.

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

NOTE C:  Special Savings Association Insurance Fund Assessment

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"). A recapitalization plan for the SAIF was enacted in late September 1996 which provided for a special assessment on substantially all SAIF-insured institutions to enable the SAIF to achieve its required level of reserves. The proposed assessment of .657% was effected based on deposits as of March 31, 1995 and the Bank's special assessment was $142,457 before taxes. Accordingly, this special assessment, which was payable on November 27, 1996, significantly increased other expenses and adversely affected results of operations for the period ended December 31, 1996.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Home Financial Bancorp ("Company") is an Indiana corporation which was organized in February 1996 to become a bank holding company upon its acquisition of all the capital stock of Owen Community Bank, s.b. ("Bank") in connection with the Bank's conversion from mutual to stock form. The Company became the Bank's holding company at July 1, 1996. All historical financial and other data prior to July 1, 1996 relates solely to the Bank. At December 31, 1996, the principal asset of the Company consisted of 100% of the issued and outstanding shares of common stock of the Bank. At that date, the Company had no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

The Bank has been, and continues to be, a community- oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four-family residential loans. The Bank also originates commercial mortgage, consumer and, to a lesser extent, construction loans. Through its only office located in Spencer, Indiana, the Bank serves communities in Owen and surrounding counties.

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

Financial Condition

Total assets decreased to $39,030,000 at December 31, 1996 compared to $39,426,000 at June 30, 1996. Cash and short-term interest bearing deposits decreased approximately $3.6 million due primarily to the use of funds for lending activities, investment in securities, acquisition of additional premises and equipment, and the partial repayment of borrowings. At June 30, 1996, cash and short-term investments were unusually high as a result of funds on deposit related to the conversion. Investment securities increased $742,000 and loans increased $2.6 million as of December 31, 1996, compared to June 30, 1996. Since June 30, 1996, premises and equipment increased $245,000 to $758,000 at December 31, 1996. This increase was due to the acquisition of real estate slated to be a future Owen Community Bank branch site in the southern Putnam County town of Cloverdale, as well as construction on future facilities adjacent to the Bank's existing main office in Spencer.

Deposits decreased $4.3 million primarily due to the funding of stock purchases by customers at June 30, 1996. Borrowings at the Federal Home Loan Bank ("FHLB") decreased $500,000 to $6.7 million as a result of net repayments.

Shareholders' equity increased $4.4 million as a result of stock issued by the Company to complete the conversion process on July 1, 1996, and to a lesser degree, from retained earnings during the six-months ended December 31, 1996.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 1996 and 1995

The Company posted net income of $88,000 for the three-months ended December 31, 1996 compared to net income of $72,000 for the three-month period ended December 31, 1995. The increase of $16,000 is primarily a result of an increase in net interest income.

Net interest income before the provision for loan losses increased $91,000 to $429,000 for the 1996 period from $338,000 for the 1995 period. The increase resulted primarily from a higher yield on earning assets during the three months ended December 31, 1996.

The provision for loan losses was $25,500 during the quarter ended December 31, 1996 compared to $29,000 for the comparable period in 1995. At December 31, 1996, the allowance for loan losses was .64% of total loans of total loans compared to .55% at June 30, 1996.

Total noninterest income decreased $18,000 for the quarter ended December 31, 1996 compared to the same period in 1995. The net decrease primarily resulted from a $15,000 loss on securities sold to fund loan demand and meet other operating needs. Management anticipates that gains on the sale of real estate acquired for development will decrease in the future and consequently contribute less to noninterest income. In connection with the Bank's conversion to an Indiana mutual savings bank, the FDIC required the Bank to terminate this business activity by November, 2000.

Total noninterest expenses increased $45,000 to $259,000 for the 1996 quarter compared to $214,000 for the 1995 quarter. Overall noninterest expense increased despite a $13,000 decrease in deposit insurance expense for the three months ended December 31, 1996, compared to the same period in 1995. This drop in deposit insurance expense for the 1996 period resulted from the partial refund of the FDIC special premium assessed in September, 1996. The net increase in the 1996 quarter primarily resulted from the increase in expenses associated with salaries and employee benefits as well as legal, accounting, and other professional fees. The $26,000 increase in salaries and employee benefits during the 1996 period was as a result of expenses related to the employee stock ownership plan adopted in July 1996. The other major component of the increase in the 1996 period was the $22,000 increase in legal, accounting, and other professional fees. These additional fees were incurred with outside professionals to meet filing requirements of the Securities and Exchange Commission and other regulatory bodies.

Income taxes increased from an expense of $48,000 for the three months ended December 31, 1995 to $62,000 for the 1996 period.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 1996 and 1995

The Company posted net income of $76,000 for the six-months ended December 31, 1996 compared to net income of $154,000 for the six-month period ended December 31, 1995. The decrease of $78,000 is primarily a result of the one-time FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), net of tax, and the substantial increase in legal, accounting, and other professional fees related to the conversion. Absent the one-time SAIF assessment, net income for the six-months ended December 31, 1996 would have been approximately $162,000.

Net interest income before the provision for loan losses increased $146,000 to $825,000 for the 1996 period from $679,000 for the 1995 period. The increase resulted primarily from a higher yield on earning assets during the six months ended December 31, 1996.

The provision for loan losses was $42,500 during both six-month periods ended December 31. At December 31, 1996, the allowance for loan losses was .64% of total loans of total loans compared to .55% at June 30, 1996.

Total noninterest income decreased $25,000 for the six-months ended December 31, 1996 compared to the same period in 1995. The net decrease resulted from a $15,000 loss on securities sold to fund loan demand and a $14,000 decrease in gains on the sale of real estate acquired for development. Management anticipates that gains on the sale of real estate acquired for development will continue to decline in the future. In connection with the Bank's conversion to an Indiana mutual savings bank, the FDIC required the Bank to terminate this business activity by November, 2000.

Total noninterest expenses increased $247,000 to $688,000 for the six-months ended December 31, 1996 compared to $441,000 for the same period in 1995. The increase in noninterest expenses in the last half of 1996 is primarily the result the one-time FDIC special assessment to recapitalize the SAIF, and legal, accounting and other professional fees associated with the conversion. Despite a partial FDIC premium refund during the final calendar quarter of 1996, FDIC deposit insurance expenses increased $132,000 to $157,000 for the six-months ended December 31, 1996, from $25,000 for the same period in 1995. Professional fees increased $59,000 to $75,000 for the six-month period in 1996 compared to $16,000 for the same period in 1995. Additional professional fees were incurred with outside professionals to meet filing requirements of the Securities and Exchange Commission and other regulatory bodies. Noninterest expense also increased due to the $37,000 increase in salaries and employee benefits in the 1996 period compared to a year earlier. This increase was primarily the result of expenses related to the employee stock ownership plan adopted in July 1996.

Income tax expense decreased from $101,000 for the six-months ended December 31, 1995 to $53,000 for the last half of 1996. The decrease in tax expense for the 1996 period primarily relates to the impact of the one-time FDIC special assessment.

Asset Quality

The allowance for loan losses was $190,000 at December 31, 1996 compared to $150,000 at June 30, 1996. Management considered the allowance for loan losses at December 31, 1996, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the six- months ended December 31, 1996.

Balance, July 1, 1996                                $149,833
Provision for loan losses                              42,500
Recoveries                                                 --
Loans charged off                                      (1,981)
                                                     --------

Balance, December 31, 1996                           $190,352
                                                     ========

Total non-performing loans dropped to $233,000 or .78% of total loans at December 31, 1996 compared to $359,000 or 1.32% of total loans at June 30, 1996.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 1996 and June 30, 1996, cash and interest-bearing deposits totaled $2.1 million and $5.7 million, respectively. The level at June 30, 1996 was unusually high as a result of funds on deposit related to the conversion. Funds deposited for purposes of participating in the conversion were invested short term by the Company.

The Company's primary sources of funds include principal and interest payments on loans, loan maturities, and repayments on investment securities. While scheduled loan repayments and proceeds from investment securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. The Company attempts to price its deposits to meet asset-liability objectives and local market conditions.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At December 31, 1996, the Company had approximately $9 million of unused credit available to it under such guidelines. However, the Bank's Board of Directors had, by resolution, limited the amount of authorized borrowings to $13 million at December 31, 1996. At December 31, 1996, borrowing from the FHLB totaled $6.7 million.

Shareholders' equity was $7.9 million at December 31, 1996 or 20% of total assets. Book value at December 31, 1996 was $15.53 per share based on 505,926 outstanding shares. All fully phased-in regulatory capital requirements are currently met. In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of the Bank's subsidiary. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in its subsidiary) at levels sufficient for the Bank to be classified as a well-capitalized institution. The Bank's actual and required capital amounts (in thousands) and ratios are as follows as of December 31, 1996.


                                                                           Required For             Required To Be
                                                    Actual               Adequate Capital*         Well Capitalized*
                                            ---------------------------------------------------------------------------------
                                              Amount         Ratio         Amount         Ratio         Amount        Ratio
                                            ---------------------------------------------------------------------------------
Total capital *(to risk weighted assets)      $5,803          31.8%         $1,459         8.0%          $1,837        10.0%

Tier 1 capital *(to risk weighted assets)      5,613          30.8%            729         4.0%           1,094         6.0%

Tier 1 capital *(to total assets)              5,613          15.1%          1,492         4.0%           1,865         5.0%

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

Management does not believe the impact of SFAS No. 123 on either the Company's financial position or results of operations will be material.

Accounting for Employee Stock Plans. In November 1993, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 93-6 which addresses the accounting for shares of stock issued to employees by an employee stock ownership plan ("Employee Plan"). SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released to employees from the Employee Plan. SOP 93-6 is effective for fiscal years beginning after December 15, 1993 and relates to shares purchased by an Employee Plan after December 31, 1992. Assuming shares of common stock appreciate in value overtime, the adoption of SOP 93-6 will likely increase compensation expense relative to the Company's ESOP established in connection with the Conversion, as compared with prior guidance which would have required the recognition of compensation expense based on the cost of shares acquired by the ESOP

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                         None.
Item 2.  Changes in Securities.                                     None.
Item 3.  Defaults Upon Senior Securities.                           None.

Item 4.  Submission of Matters to Vote of Security Holders.

On January 8, 1997, the Company held its first annual meeting of shareholders at which time matters submitted to a vote of stockholders included an election of Company directors, approval and ratification of the Home Financial Bancorp Stock Option Plan, approval and ratification of the Owen Community Bank, s.b. Recognition and Retention Plan, and approval and ratification of the appointment of Geo. S.
Olive & Co., LLC as auditors for the fiscal year ending June 30, 1997.

All director nominees were elected and the Company's previous Board of Directors was re-elected in its entirety. The Recognition and Retention Plan and appointment of auditors were also approved and ratified by a majority of the 505,926 issued and outstanding share votes. The proposed Stock Option Plan failed to receive the votes required for approval. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

            Director Nominees                    For        Against      Abstain      Non-Vote
            -----------------                   -------     -------      -------      --------
John T. Gillaspy - 1 year                       393,895      37,080        -            74,951
Robert W. Raper - 1 year                        393,095      37,880        -            74,951
Charles W. Chambers - 2 years                   392,895      38,080        -            74,951
Stephen Parrish - 2 years                       394,070      36,905        -            74,951
Kurt J. Meier 3 years                           393,395      37,580        -            74,951
Frank R. Stewart - 3 years                      394,795      36,180        -            74,951
Tad Wilson - 3 years                            394,095      36,880        -            74,951
              Other Matters
Stock Option Plan                               246,335     118,797        625         140,169
Recognition and Retention Plan                  296,678     118,967        830          89,451
Auditors                                        381,475      49,500        -            74,951



Item 5.  Other Information.
Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  3(ii) By-Laws
                  27    Financial Data Schedule


         (b)      A report  on Form  8-K was  filed  during  the  quarter  ended
                  December 31, 1996. This report, filed on October 30, 1996 reported the charge to earnings related to the recapitalization of the Savings Association Insurance Fund.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HOME FINANCIAL BANCORP


Date:    February 12, 1997                 By: /s/ Kurt J. Meier
                                               ---------------------------------
                                               Kurt J. Meier
                                               President and
                                               Chief Executive Officer




Date:    February 12, 1997                 By: /s/ Kurt D. Rosenberger
                                               ---------------------------------
                                               Kurt D. Rosenberger
                                               Vice President and
                                               Chief Financial Officer