Form 10-Q
period 1997-03-31
HOME FINANCIAL BANCORP
filed 1997-05-15
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO



                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)


                Indiana                                    35-1975585
----------------------------------------      ----------------------------------
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

 The number of shares of the Registrant's common stock, without par value, outstanding as of May 1, 1997 was 485,926.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index


PART I.    FINANCIAL INFORMATION                                        Page No.

Item 1.    Financial Statements

                  Consolidated Condensed Statement of Financial
                  Condition as of March 31, 1997 and June 30, 1996            3

                  Consolidated Condensed Statement of Income for the three
                  months ended March 31, 1997 and 1996                        4

                  Consolidated Condensed Statement of Income for the nine
                  months ended March 31, 1997 and 1996                        5

                  Consolidated Condensed Statement of Changes in
                  Shareholders' Equity for the nine months ended March
                  31, 1997 and 1996                                           6

                  Consolidated Condensed Statement of Cash Flows for the
                  nine months ended March 31, 1997 and 1996                   7

                  Notes to Consolidated Condensed Financial Statements        9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                        11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 17
Item 4.    Submission of Matters to a Vote of Security Holders               17
Item 6.    Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                   19

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                March 31,       June 30,
                                                                   1997           1996
                                                              ------------    ------------
                                                                       (Unaudited)
ASSETS
    Cash                                                      $    228,350    $    385,824
    Short-term interest-bearing deposits                         2,410,143       5,334,796
                                                              ------------    ------------
        Total cash and cash equivalents                          2,638,493       5,720,620
    Investment securities available for sale                     2,341,713       4,901,120
    Loans                                                       32,793,117      27,274,557
    Allowance for loan losses                                     (207,352)       (149,833)
                                                              ------------    ------------
        Net loans                                               32,585,765      27,124,724
    Real estate acquired for development                            27,898         171,580
    Premises and equipment                                         949,158         512,768
    Stock in Federal Home Loan Bank                                410,000         360,000
    Other assets                                                   490,355         635,499
        Total assets                                          $ 39,443,382    $ 39,426,311
                                                              ============    ============

LIABILITIES
    Deposits                                                  $ 23,980,077    $ 28,725,700
    Federal Home Loan Bank advances                              8,000,000       7,200,000
    Other liabilities                                              116,418          90,539
        Total liabilities                                       32,096,495      36,016,239
                                                              ------------    ------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                 - - - -         - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 485,926 shares                                  4,528,294
      Paid-in capital                                               13,945
    Retained earnings                                            3,425,407       3,427,201
    Unrealized gain (loss) on securities available for sale         29,287         (17,129)
     Unearned Compensation RRP                                    (275,663)
    Unearned ESOP shares                                          (374,383)
        Total shareholders' equity                               7,346,887       3,410,072
        Total liabilities and shareholders' equity            $ 39,443,382    $ 39,426,311
                                                              ============    ============


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                                   Three Months Ended
                                                                        March 31,
                                                                 ------------------------
                                                                   1997            1996
                                                                 --------        --------
                                                                        (Unaudited)

Interest income
    Loans                                                        $752,247        $670,613
    Interest-bearing deposits                                      22,378          33,048
    Investment securities                                          68,211          35,502
     Tax-exempt investments                                        12,756           3,485
    Other interest and dividend income                              7,937           5,172
                                                                 --------        --------
        Total interest income                                     863,529         747,820
Interest expense
    Deposits                                                      290,331         318,385
    Advances from Federal Home Loan Bank and
    other borrowings                                              124,200          80,097
        Total interest expense                                    414,531         398,482
                                                                 --------        --------
Net interest income                                               448,999         349,338
    Provision for losses on loans                                  17,000          21,000
Net interest income after provision for losses on loans           431,999         328,338
                                                                 --------        --------
Noninterest income
    Service charges on deposit accounts                            10,493           9,331
    Gain (loss) on sale of real estate acquired for
          development                                              11,534          19,220
     Gain (loss) on sales of securities available for sale         16,758         - - - -
    Other income                                                    6,508           6,547
        Total noninterest income                                   45,293          35,098
                                                                 --------        --------
Noninterest expenses
    Salaries and employee benefits                                165,575         101,902
    Net occupancy expenses                                         17,836          17,111

    Equipment expenses                                             14,477          18,037
    Deposit insurance expense                                       3,671          12,840
    Computer processing fees                                       18,089          15,846
    Legal and accounting fees                                      59,124           8,353
    Other expenses                                                 68,656          70,306
        Total noninterest expenses                                347,428         244,395

                                                                 --------        --------
Income before income taxes                                        129,864         119,041
    Income tax expense                                             51,126          47,758
Net income                                                       $ 78,738        $ 71,283
                                                                 ========        ========

Net income per share                                             $    .17        Not applicable
Average shares outstanding                                        466,111        Not applicable



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                                Nine Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                             1997              1996
                                                          ----------        ----------
                                                                    (Unaudited)
Interest income
    Loans                                                 $2,132,701        $1,993,937
    Interest-bearing deposits                                 85,392            98,891
    Investment securities                                    249,376           113,398
     Tax-exempt investments                                   30,073            11,710
    Other interest and dividend income                        23,946            15,565
                                                          ----------        ----------
        Total interest income                              2,521,488         2,233,501
Interest expense
    Deposits                                                 899,832           951,562
    Advances from Federal Home Loan Bank and
    other borrowings                                         336,720           244,066
        Total interest expense                             1,236,552         1,195,628
                                                          ----------        ----------
Net interest income                                        1,284,936         1,037,873
    Provision for losses on loans                             59,500            63,500
Net interest income after provision for losses on loans    1,225,436           974,373
                                                          ----------        ----------
Noninterest income
    Service charges on deposit accounts                       30,657            27,944
    Gain on sale of real estate acquired for
          development                                         15,793            37,861
     Gain on sales of securities available for sale            1,851           - - - -
    Other income                                              21,111            19,774
        Total noninterest income                              69,412            85,579
                                                          ----------        ----------
Noninterest expenses
    Salaries and employee benefits                           363,958           276,957
    Net occupancy expenses                                    53,056            52,106

    Equipment expenses                                        39,978            39,981
    Deposit insurance expense                                160,611            38,155
    Computer processing fees                                  49,743            42,630
    Legal and accounting fees                                133,986            24,693
    Other expenses                                           234,374           210,972
        Total noninterest expenses                         1,035,706           685,494

                                                          ----------        ----------
Income before income taxes                                   259,142           374,458
    Income tax expense                                       104,391           149,028
Net income                                                $  154,751        $  225,430
                                                          ==========        ==========

Net income per share                                      $      .33        Not applicable
Average shares outstanding                                   466,176        Not applicable



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.


       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                         1997           1996
                                                     -----------    -----------
                                                              (Unaudited)
Balance, July 1                                      $ 3,410,072    $ 3,159,162
Net income                                               154,751        225,430
Common stock issued in conversion, net of costs        4,728,294
Common stock repurchased and retired                    (310,000)
Contribution for unearned ESOP shares                   (404,740)
ESOP shares earned                                        44,302
Contribution for unearned RRP shares                    (290,172)
RRP shares earned                                         14,509
Cash dividends                                           (46,545)

                                                     -----------    -----------
                                                     -----------    -----------

Net change in unrealized gain (loss) on securities
   available for sale                                     46,416        (34,341)
                                                     -----------    -----------

Balance, March 31                                    $ 7,346,887    $ 3,350,251
                                                     ===========    ===========



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                             Nine Months Ended
                                                                  March 31,
                                                        --------------------------
                                                            1997           1996
                                                        -----------    -----------
(Unaudited)
OPERATING ACTIVITIES
Net income                                              $   154,751    $   225,430
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                57,519         63,500
    Depreciation                                             56,391         63,824
     Investment securities losses                             1,851
    Change in interest receivable                           (10,665)        (3,540)
     Amortization of unearned ESOP shares                    44,302
     Amortization of unearned RRP shares                     14,509
    Other adjustments                                       113,471        116,358
                                                        -----------    -----------
        Net cash provided by operating activities           432,129        465,572
                                                        -----------    -----------

INVESTING ACTIVITIES
Purchases of securities available for sale               (3,094,744)
Proceeds from sales of securities available for sale      4,374,184        317,988
Proceeds from maturities and repayments of investment
    securities available for sale                         1,279,967        160,463
Proceeds from maturities and repayments of
investment securities held to maturity                       93,833
Net changes in loans                                     (5,518,560)    (1,085,752)
Purchase of Federal Home Loan Bank of Indianapolis
    stock                                                   (50,000)       (10,000)
Proceeds from sale of premises and equipment                 35,000
Purchases of premises and equipment                        (414,999)      (195,347)
Purchase of real estate acquired for development            (29,655)
Proceeds from sale of real estate acquired for
    development                                             143,682         76,607
                                                        -----------    -----------
    Net cash used by investing activities                (3,245,470)      (671,873)
                                                        -----------    -----------

FINANCING ACTIVITIES Net change in:
    NOW and savings accounts                             (4,063,629)       505,121
    Certificates of deposit                                (681,994)     2,376,246
Proceeds from Federal Home Loan Bank advances             2,300,000        200,000
Repayment of Federal Home Loan Bank advances             (1,500,000)
Sale of common stock, net of costs                        4,728,294
Contribution for unearned ESOP shares                      (404,740)
Contribution for unearned RRP shares                       (290,172)
Purchase of stock                                          (310,000)
Cash dividends                                              (46,545)
Other financing activities                                                (126,306)
                                                        -----------    -----------
       Net cash used by financing activities               (268,786)     2,955,061
                                                        -----------    -----------

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (CON'D)


                                               Nine Months Ended
                                                    March 31,
                                           --------------------------
                                               1997           1996
                                           -----------    -----------

(Unaudited)
NET CHANGE IN CASH AND CASH EQUIVALENTS
                                            (3,082,127)     2,748,770

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                       5,720,620      1,385,979
                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                           $ 2,638,493    $ 4,134,749
                                           ===========    ===========

ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
Interest paid                              $ 1,236,522    $ 1,195,628
Income tax paid                                157,000        169,000




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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to July 1, 1996 relates solely to the Bank (See Note B). The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of those expected for the remainder of the year.

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

NOTE C:  Special Savings Association Insurance Fund Assessment

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"). A recapitalization plan for the SAIF was enacted in late September 1996 which provided for a special assessment on substantially all SAIF-insured institutions to enable the SAIF to achieve its required level of reserves. The assessment of .657% was effected based on deposits as of March 31, 1995, and the Bank's special assessment was $142,457 before taxes. Accordingly, this special assessment, which was recorded as a liability as of September 30, 1996 and was paid in November 1996, significantly increased other expenses and adversely affected results of operations for the nine month period ended March 31, 1997.

NOTE D: Stock Benefit Plans

As part of the conversion, the Company established an Employee Stock Ownership Plan ("ESOP") covering substantially all employees of the Bank. The ESOP acquired 40,474 shares of the Company common stock at $10 per share in the conversion with funds provided by the Company. Accordingly, the $404,740 of common stock acquired by the ESOP is shown as a reduction of stockholders' equity. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Bank, are made to the ESOP.

Also as part of the conversion, the Board of Directors approved a Recognition and Retention Plan ("RRP"). Restricted stock awards covering up to 4% of the common stock sold in the conversion may be awarded to the Bank's directors, officers, and key employees under the RRP. In January 1997, the Company purchased 20,237 shares amounting to $290,000 for the RRP. Accordingly, shareholders equity was reduced by this amount. As the awards vest over a five year period, expense will be recognized and equity increased.

Awards of 15,178 shares amounting to $218,000 were granted during the quarter. Of that amount, $15,000 was earned and recorded as compensation expense.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Home Financial Bancorp ("Company") is an Indiana corporation which was organized in February 1996 to become a bank holding company upon its acquisition of all the capital stock of Owen Community Bank, s.b. ("Bank") in connection with the Bank's conversion from mutual to stock form. The Company became the Bank's holding company at July 1, 1996. All historical financial and other data prior to July 1, 1996 relates solely to the Bank. At March 31, 1997, the principal asset of the Company consisted of 100% of the issued and outstanding shares of common stock of the Bank. At that date, the Company had no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

The Bank has been, and continues to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four-family residential loans. The Bank also originates commercial mortgage, consumer and, to a lesser extent, construction loans. Through its only office located in Spencer, Indiana, the Bank serves communities in Owen and surrounding counties.

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

Financial Condition

Total assets increased to $39,443,000 at March 31, 1997 compared to $39,426,000 at June 30, 1996. Cash and short-term interest bearing deposits decreased approximately $3.1 million due primarily to the use of funds for lending activities and acquisition of additional premises and equipment. At June 30, 1996, cash and short-term investments were unusually high as a result of funds on deposit related to the conversion. Investment securities decreased $2.6 million and provided a source of funding for loans. Total loans increased $5.5 million as of March 31, 1997, compared to June 30, 1996, primarily due to commercial real estate loans originated. Since June 30, 1996, premises and equipment increased $436,000 to $949,000 at March 31, 1997. This increase was due to the acquisition of real estate slated to be a future Owen Community Bank branch site in the southern Putnam County town of Cloverdale, as well as construction on future facilities adjacent to the Bank's existing main office in Spencer. Total expenditures for the Cloverdale and adjacent locations are estimated to be $658,000 and $450,000.

Since June 30, 1996, deposits decreased $4.7 million primarily due to the use of customer deposits to fund conversion stock purchases. Borrowings at the Federal Home Loan Bank ("FHLB") increased $800,000 to $8.0 million as of March 31, 1997. The additional borrowings were used to fund loan originations.

The $3.9 million net increase in shareholders' equity during the nine months ended March 31, 1997, was largely the result of stock issued by the Company to complete the conversion process on July 1, 1996. During the recent quarter ended March 31, 1997, the Company repurchased and retired 20,000 shares of common stock pursuant to a 10% stock repurchase plan announced on March 10, 1997. Also during the recently completed quarter, shares were purchased on the open market for the purposes of the Company's recognition and retention plan and trust ("RRP"). The stock repurchase transaction reduced the level of shares outstanding and the RRP related transaction reduced the level of total shareholders' equity. Shareholders' equity stood at $7.3 million, or 18.6% of total assets as of March 31, 1997. Book value at March 31, 1997 was $15.12 per share based on 485,926 shares outstanding.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 1997 and 1996

The Company reported net income of $79,000, or $.17 per share, for the three-months ended March 31, 1997, compared to net income of $71,000 for the three-month period ended March 31, 1996. The increase of $7,500, or 10.5%, was primarily due to increased net interest income.

Net interest income before the provision for loan losses increased $100,000, or 28.5%, to $449,000 for the 1997 period, from $349,000 for the 1996 period. The increase was primarily attributed to an increase in loans.

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. During the quarter ended March 31, 1997, the provision for loan losses was $17,000, compared to $21,000 for the same period in 1996. At March 31, 1997, the allowance for loan losses was .63% of total loans compared to .55% at June 30, 1996.

Total noninterest income increased $10,000 for the quarter ended March 31, 1997 compared to the same period in 1996. The increase primarily resulted from a net gain on securities sold to fund loan demand. Management anticipates that gains on the sale of real estate acquired for development will decrease in the future and consequently contribute less to noninterest income. In connection with the Bank's conversion to an Indiana stock savings bank, the FDIC required the Bank to terminate this business activity by November, 2000.

Total noninterest expenses increased $103,000 to $347,000 for the 1997 quarter compared to $244,000 for the 1996 quarter. Overall noninterest expense increased despite a $9,000 decrease in deposit insurance expense for the three months ended March 31, 1997, compared to the same period in 1996. This drop in deposit insurance expense resulted from reduced FDIC premium rates associated with the recapitalization of the Savings Association Insurance Fund ("SAIF") in September, 1996.

The net increase in noninterest expenses in the 1997 quarter was attributed to increases in expenses associated with salaries and employee benefits as well as legal and accounting fees. The increase in salaries and employee benefits during the 1997 period was primarily a result of expenses related to the employee stock ownership plan adopted in July 1996, and the recognition and retention plan and trust approved by shareholders on January 8, 1997. Most of the increase in legal and accounting expenses stemmed from efforts to meet legal, filing and reporting requirements mandated by various banking and securities industry regulatory bodies, as well as other matters related to the conversion. Specifically, compared to a year earlier, salaries and employee benefits expenses, and legal and accounting expenses increased by $64,000 and $51,000, respectively.

Income taxes increased from an expense of $48,000 for the three months ended March 31, 1996 to $51,000 for the 1997 period, primarily due to the increase in pre-tax income.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 1997 and 1996

The Company posted net income of $155,000 for the nine-months ended March 31, 1997 compared to net income of $225,000 for the nine-month period ended March 31, 1996. The decrease of $71,000 was primarily due to the one-time FDIC special assessment to recapitalize SAIF, net of tax, and the substantial increase in legal, accounting, and other professional fees related to the conversion. Absent the one-time SAIF assessment, net income for the nine-months ended March 31, 1997 would have been approximately $241,000, or $ .52 per share.

Net interest income before the provision for loan losses increased $247,000 to $1,285,000 for the 1997 period from $1,038,000 for the 1996 period. Proceeds from the conversion were originally invested in short-term money market investments and subsequently invested in higher yielding loans. The increase resulted primarily from an increase in the level of earning assets and a higher yield on earning assets during the nine months ended March 31, 1997.

The provision for loan losses was $59,500 during the nine month period ended March 31, 1997 compared to $63,500 for the same period a year earlier. As of March 31, 1997, the allowance for loan losses was .63% of total loans compared to .55% at June 30, 1996.

Total noninterest income decreased $16,000 for the nine months ended March 31, 1997 compared to the same period in 1996. The net decrease was primarily the result of a $12,000 drop in income from the sale of real estate acquired for development. Management anticipates that gains on the sale of real estate acquired for development will continue to decline in the future. In connection with the Bank's conversion to an Indiana stock savings bank, the FDIC required the Bank to terminate this business activity by November, 2000.

Total noninterest expenses increased $350,000 to $1,036,000 for the nine months ended March 31, 1997 compared to $685,000 for the same period in 1996. The increase in noninterest expenses were primarily the result of the one-time FDIC special assessment to recapitalize the SAIF, and legal, accounting and other professional fees associated with the conversion. FDIC deposit insurance expenses increased $122,000 to $161,000 for the nine months ended March 31, 1997, from $38,000 for the same period in 1996. Legal and accounting fees increased $109,000 to $134,000 for the nine month period in 1997 compared to $25,000 for the same period in 1996. An extraordinary level of legal and accounting fees were incurred to meet legal, filing and reporting requirements mandated by various banking and securities industry regulatory bodies related to the conversion. Noninterest expenses also increased due to the $87,000 rise in salaries and employee benefits in the 1997 period compared to a year earlier. Most of this increase was the result of expenses related to the employee stock ownership plan adopted in July 1996 and the recognition and retention plan and trust approved by shareholders on January 8, 1997.

Income tax expense decreased from $149,000 for the nine months ended March 31, 1996 to $104,000 for the same period in 1997. The decrease in tax expense for the 1997 period primarily relates to the impact of the one-time FDIC special assessment.

Asset Quality

The allowance for loan losses was $207,000 at March 31, 1997 compared to $150,000 at June 30, 1996. Management considered the allowance for loan losses at March 31, 1997, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. The increase in the allowance results from increased loan volume and changes in composition. Such beliefis based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the nine months ended March 31, 1997.

Balance, July 1, 1996               $149,833
Provision for loan losses             59,500
Recoveries                                --
Loans charged off                     (1,981)
                                     -------

Balance, March 31, 1997              $207,352
                                     ========

Total non-performing loans rose to $386,000 or 1.18% of total loans at March 31, 1997 compared to $359,000 or 1.32% of total loans at June 30, 1996.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At March 31, 1997 and June 30, 1996, cash and interest-bearing deposits totaled $2.6 million and $5.7 million, respectively. The level at June 30, 1996 was unusually high as a result of funds on deposit related to the conversion. Funds deposited for purposes of participating in the conversion were invested short term by the Company.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At March 31, 1997, the Company had approximately $8.0 million of unused credit available to it under such guidelines. At March 31, 1997, borrowing from the FHLB totaled $8.0 million.

Shareholders' equity was $7.3 million at March 31, 1997 or 18.6% of total assets. Book value at March 31, 1996 was $15.12 per share based on 485,926 outstanding shares. All fully phased-in regulatory capital requirements are currently met. In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of the Bank's subsidiary. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in its subsidiary) at levels sufficient for the Bank to be classified as a well- capitalized institution. The Bank's actual and required capital amounts (in thousands) and ratios are as follows as of March 31, 1997.

                                                                              Required For            Required To Be
                                                         Actual             Adequate Capital*        Well Capitalized*
                                                ------------------------   -----------------------  -------------------------
                                                   Amount       Ratio        Amount       Ratio        Amount       Ratio
                                                ------------ ------------ ------------ ------------ ------------ ------------

Total capital *(to risk weighted assets)        $6,008       28.8%        $1,666       8.0%         $2,083       10.0%

Tier 1 capital *(to risk weighted assets)        5,801       27.9%           833       4.0%          1,250        6.0%

Tier 1 capital *(to total assets)                5,801       15.2%         1,528       4.0%          1,910        5.0%

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

Accounting Matters

Accounting for Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method of accounting for stock-based compensation plans. The FASB encourages all entities to adopt this method for accounting for all arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of its stock.

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was adopted by the Company on January 1, 1997. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets only if all specific conditions are met. This Statement provides detailed measurement standards for assets and liabilities included in these transactions. The adoption of this Statement had no material impact on the Company's financial condition and results of operations.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were during the three-month period ended March 31, 1997 or are as of the date hereof involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 4.  Submission of Matters to Vote of Security Holders

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


            Director Nominees          For       Against   Abstain    Non-Vote
-----------------------------        -------      ------   -------    --------
John T. Gillaspy - 1 year            393,895      37,080       -       74,951
Robert W. Raper - 1 year             393,095      37,880       -       74,951
Charles W. Chambers - 2 years        392,895      38,080       -       74,951
Stephen Parrish - 2 years            394,070      36,905       -       74,951
Kurt J. Meier 3 years                393,395      37,580       -       74,951
Frank R. Stewart - 3 years           394,795      36,180       -       74,951
Tad Wilson - 3 years                 394,095      36,880       -       74,951



              Other Matters
Stock Option Plan                    246,335     118,797     625      140,169
Recognition and Retention Plan       296,678     118,967     830       89,451
Auditors                             381,475      49,500       -       74,951

Item 6.  Exhibits And Reports On Form 8K.

         (a) Exhibits

               3(1) The  Articles  of   Incorporation   of  the  Registrant  are
                    incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-
                    1746).

               3(2) Code of By-Laws

               10(6)Owen Community  Bank,  s.b.  Recognition  and Retention Plan
                    and Trust is incorporated by reference to Exhibit B to the Registrant's Proxy Statement for its Annual Shareholder Meeting held on January 8, 1997.

               27   Financial Data Schedule

         (b)  Reports on Form 8-K

                        The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HOME FINANCIAL BANCORP


Date:    May 14, 1997                    By:     /s/ Kurt J. Meier
                                            ----------------------
                                                    Kurt J. Meier
                                                    President and
                                                    Chief Executive Officer




Date:    May 14, 1997                    By:     /s/ Kurt D. Rosenberger
                                            ----------------------------
                                                    Kurt D. Rosenberger
                                                    Vice President and
                                                    Chief Financial Officer