Form 10-K
period 1997-06-30
HOME FINANCIAL BANCORP
filed 1997-09-29
CIK 1009242

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997

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

     Title of each class              Name of each exchange on which registered
            NONE                                        NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 29, 1997, was $5,196,949.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 29, 1997, was 469,526 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1997, are incorporated by reference into Part II. Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated in Part III.

                            Exhibit Index on Page 33
                               Page 1 of 33 Pages

                             HOME FINANCIAL BANCORP

                                    Form 10-K

                                      INDEX

                                                                            Page

Forward Looking Statements.................................................... 1

PART I
Item  1.          Business.................................................... 1
Item  2.          Properties..................................................26
Item  3.          Legal Proceedings...........................................27
Item  4.          Submission of Matters to a Vote of Security Holders.........27
Item  4.5.        Executive Officers of Registrant............................27

PART II
Item  5.          Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................28
Item  6.          Selected Financial Data.....................................28
Item  7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operation........................28
Item  7A.         Quantitative and Qualitative Disclosures About Market Risk..29
Item  8.          Financial Statements and Supplementary Data.................30
Item  9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................30

PART III
Item 10.          Directors and Executive Officers of Registrant..............30
Item 11.          Executive Compensation......................................30
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management............................................30
Item 13.          Certain Relationships and Related Transactions..............30

PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K...............................................31
                  Signatures..................................................32

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                                     PART I
Item 1.       Business.

General

         Home Financial Bancorp (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February, 1996, to become a bank holding company upon its acquisition of all the issued and outstanding capital stock of Owen Community Bank, s.b. (the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on July 1, 1996; therefore, historical financial and other data contained herein for periods prior to July 1, 1996 relate solely to the Bank, while historical financial and other data contained herein for the periods after July 1, 1996 relate to the Company. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of common stock of the Bank. The Bank was organized under the name Owen County Savings and Loan Association in 1911. In 1972, the Bank converted to a federally chartered savings and loan and changed its name to Owen County Federal Savings and Loan Association, and in 1989, the Bank converted to a federally chartered savings bank known as Owen County Federal Savings Bank. In 1994, the Bank became an Indiana savings bank known as Owen Community Bank, s.b. The Bank's principal business consists of attracting deposits from the general public and originating long-term adjustable-rate loans secured primarily by first mortgage liens on one- to four-family real estate. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

         The Bank is the oldest continuously operating financial institution headquartered in Owen County, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) indemnification mortgage loans ("ID Mortgage Loans"); (iii) mobile home loans; (iv) combination land-mobile home loans ("Combo Loans"); (v) construction loans; (vi) share loans; (vii) nonresidential real estate loans; (viii) multi-family loans; (ix) installment loans; (x) NOW accounts; (xi) passbook savings accounts; and (xii) certificates of deposit. The Company conducts business out of its main office located in Spencer, Indiana. The Bank is, and historically has been, a significant real estate mortgage lender in Owen County, Indiana, originating approximately 12.8% of the mortgages recorded in Owen County during the calendar year ended December 31, 1996.

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 57.2% of the Bank's total loan portfolio at June 30, 1997. The Bank also offers mobile home loans, multi-family mortgage loans, nonresidential real estate loans, Combo Loans and consumer loans. Mobile home loans and Combo Loans totaled approximately 3.9% and 12.6% of the Bank's total loan portfolio at June 30, 1997, respectively. Mortgage loans secured by multi-family properties and nonresidential real estate totaled approximately 2.8% and 19.8%, respectively, of the Bank's total loan portfolio at June 30, 1997. Consumer loans constituted approximately 1.8% of the Bank's total loan portfolio at June 30, 1997.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan costs and loans in process.

                                                             At June 30,
                               ----------------------------------------------------------------------
                                       1997                     1996                      1995
                               -------------------      --------------------      -------------------
                                           Percent                   Percent                  Percent
                                Amount    of Total        Amount    of Total       Amount    of Total
                                ------    --------        ------    --------       ------    --------
                                                       (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential...............  $19,898      57.22%       $18,240       66.12%     $17,841       69.05%
   Combo.....................    4,396      12.64          3,513       12.73        2,748       10.64
   Nonresidential............    6,896      19.83          2,544        9.22        2,933       11.35
   Multi-family..............      980       2.82            604        2.19           11        0.04
Mobile home loans............    1,361       3.91          1,241        4.50        1,615        6.25
Commercial and
   industrial loans..........      634       1.82            350        1.27          ---         .---
Consumer loans...............      612       1.76          1,094        3.97          691        2.67
                               -------     ------        -------      ------      -------      ------
     Gross loans receivable..  $34,777     100.00%       $27,586      100.00%     $25,839      100.00%
                               =======     ======        =======      ======      =======      ======

TYPE OF SECURITY
   Residential real estate...  $19,898      57.22        $18,240       66.12%     $17,841       69.05%
   Mobile home and land......    4,396      12.64          3,513       12.73        2,748       10.64
   Nonresidental real estate.    6,896      19.83          2,544        9.22        2,933       11.35
   Multi-family real estate..      980       2.82            604        2.19           11        0.04
   Mobile home...............    1,361       3.91          1,241        4.50        1,615        6.25
   Deposits..................      122       0.35            217        0.79          225        0.87
   Other security............    1,124       3.23          1,227        4.45          466        1.80
                               -------     ------        -------      ------      -------      ------
     Gross loans receivable..   34,777     100.00         27,586      100.00       25,839      100.00

Deduct:
Allowance for loan losses....      231       0.66            150        0.54           57        0.22
Loans in process and
   deferred loan costs.......      428       1.23            311        1.13          234        0.91
                               -------     ------        -------      ------      -------      ------
   Net loans receivable......  $34,118      98.11%       $27,125       98.33%     $25,548       98.87%
                               =======      =====        =======       =====      =======       =====
Mortgage Loans:
   Adjustable-rate...........  $22,296      69.31%       $16,415       65.92%     $17,736       75.37%
   Fixed-rate................    9,874      30.69          8,486       34.08        5,797       24.63
                               -------     ------        -------      ------      -------      ------
     Total...................  $32,170     100.00%       $24,901      100.00%     $23,533      100.00%
                               =======     ======        =======      ======      =======      ======

     The following table sets forth certain information at June 30, 1997, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                         Balance                         Due during years ended June 30,
                                       Outstanding                                  2001     2003      2008       2013
                                       at June 30,                                   to       to       to        and
                                          1997        1998       1999      2000     2002     2007      2012     following
                                         -------      ----        ---      ----     ----    ------  -------     -------
                                                                             (In thousands)
Mortgage loans:
   Residential.....................      $19,898    $    9        $15     $  45     $379    $2,798 $  5,528     $11,124
   Combo...........................        4,396       ---          6       ---       49       210    1,685       2,446
   Nonresidential..................        6,896       ---        ---       ---      247       ---    3,809       2,840
   Multi-family....................          980       ---        ---       ---      ---       ---      674         306
Mobile home loans..................        1,361         1          7        25      122       712      494         ---
Commercial and industrial loans....          634       ---        ---       ---      ---        63      571         ---
Consumer loans.....................          612       358         16        50       94        64       30         ---
                                         -------      ----        ---      ----     ----    ------  -------     -------
     Total.........................      $34,777      $368        $44      $120     $891    $3,847  $12,791     $16,716
                                         =======      ====        ===      ====     ====    ======  =======     =======

         The following table sets forth, as of June 30, 1997, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.


                                           Due After June 30, 1998
                                    --------------------------------------
                                    Fixed Rates  Variable Rates    Total
                                    -----------  --------------    -----
                                                        (In thousands)

Mortgage loans:
   Residential....................   $   6,883       $13,006       $19,889
Combo  ...........................       1,451         2,945         4,396
   Nonresidential.................       1,336         5,560         6,896
   Multi-family...................         561           419           980
Mobile home loans.................       1,360           ---         1,360
Commercial and industrial loans...         387           247           634
Consumer loans....................         254           ---           254
                                       -------       -------       -------
     Total........................     $12,232       $22,177       $34,409
                                       =======       =======       =======

         One- to Four- Family Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $19.9 million, or 57.2% of the Bank's portfolio of loans at June 30, 1997, consisted of one- to four-family residential mortgage loans, of which approximately 65.3% had adjustable rates. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, they must be correlated with changes in a readily verifiable index.

         The Bank currently offers three (3) types of adjustable-rate one- to four-family residential mortgage loans ("ARMs"). The Bank offers ARMs which adjust annually and are indexed to the Auction Average of One Year U.S. Treasury Bills as published monthly by the Federal Reserve Board ("FRB") (the "Average 1 Year T-Bill"). The maximum rate adjustment per year and over the life of the loan for the Bank's one-year ARMs are 1%-1.5% and 4%-5%, respectively. These ARMs are generally underwritten for terms of up to 25 years. The Bank also offers three-year and five-year ARMs which are indexed to the National Average Contract Interest Rate for the Purchase of Previously Occupied Homes as published by the Federal Housing Finance Board ("FHFB") (the "National Average Contract Rate") and have maximum rate adjustments per adjustment period and over the life of the loan of 3% and 5%, respectively. The Bank's three-year and five-year ARMs are generally underwritten for terms of up to 25 years. The Bank will not generally lend more than $75,000 for any residential loan with a Loan-to-Value Ratio of 90%.

         The initial interest rate for each of the Bank's ARM loans is determined by the Executive Committee of the Bank's Board of Directors based upon prevailing rates in the Bank's market area and the Loan-to-Value Ratio. The interest rates for loans with Loan-to-Value Ratios of greater than 80% and less than or equal to 85% are typically 100 basis points higher than the same loans with Loan-to-Value Ratios of 80% or less. The interest rates for loans with Loan-to-Value Ratios of greater than 85% are generally 150 basis points higher than the corresponding loans with Loan-to-Value Ratios of 80% or less. When the initial interest rate is determined for an ARM loan, a margin is calculated by subtracting the then-current index rate (i.e., the Average 1 Year T-Bill for one-year ARMs or the National Average Contract Rate for three-year and five-year
ARMs) from the initial interest rate. Interest rate adjustments are thereafter determined based on fluctuations of the index rate with a specific loan's margin remaining constant.

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

         The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period not to exceed 20 years. At June 30, 1997, 34.6% of the Bank's residential mortgage loans had fixed rates of interest.

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

         At June 30, 1997, residential loans amounting to $558,000, or 1.60% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

         Combo Loans. At June 30, 1997, $4.4 million, or 12.6% of the Bank's total loan portfolio, consisted of Combo Loans, of which approximately 67.0% had adjustable rates. The Bank currently offers three (3) types of adjustable-rate Combo Loans. The Bank's one-year adjustable-rate Combo Loans are indexed to the Average One Year T-Bill and have maximum rate adjustments per year and over the life of the loan of 1.5% and 3%, respectively. The Bank also offers three-year and five-year adjustable-rate Combo Loans which are indexed to National Average Contract Rate and have maximum rate adjustments per adjustment period and over the life of the loan of 3% and 5%, respectively. The Bank's Combo Loans are generally underwritten for terms of up to 25 years. The maximum Loan-to-Value Ratio for a Combo Loan is 90%.

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

         The Bank also offers fixed-rate Combo Loans with terms of 10 years, 15 years and 20 years. At June 30, 1997, 33.0% of the Bank's Combo Loans had fixed rates of interest.

         Mobile Home Loans. The Bank originates loans for the purchase of new and used mobile homes. At June 30, 1997, approximately $1.4 million, or 3.9% of the Bank's portfolio of loans, consisted of mobile home loans. The Company's mobile home loans are fixed-rate loans with maximum terms of 15 years for new mobile homes and 10 years for previously owned mobile homes. The maximum Loan-to-Value Ratio for mobile home loans is 90%.

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

         Mobile home lending entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than residential mortgage loans because of the type and nature of the collateral, the fact that such loans generally are made to borrowers with low income levels, and the fact that mobile homes tend to rapidly depreciate in value. In many cases, any repossessed collateral for a defaulting mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. None of the Bank's mobile home loans was included in non-performing assets at June 30, 1997.

         Nonresidential Real Estate Loans. At June 30, 1997, $6.9 million, or 19.8% of the Bank's total loan portfolio, consisted of nonresidential real estate loans, of which $1.2 million constituted loans secured by unimproved land only. The nonresidential real estate loans included in the Bank's portfolio are primarily secured by real estate such as a motel, a warehouse, a medical facility, a funeral home and several churches. At June 30, 1997, $507,000, or 7.4% of the Bank's nonresidential loan portfolio, was secured by churches. The Bank currently originates nonresidential real estate loans as one-year adjustable-rate loans indexed to the prime rate with a margin of 1% to 3% above such index. In addition, the maximum rate adjustment per adjustment period and over the life of the loan is unrestricted. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. The largest nonresidential real estate loan on June 30, 1997 was $895,000. None of the Bank's nonresidential real estate loans was included in non-performing assets at that date.

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

         Multi-Family Loans. Approximately $980,000, or 2.8% of the Bank's portfolio of loans at June 30, 1997, consisted of multi-family loans. The largest multi-family loan at June 30, 1997 had a balance of $561,000 and was secured by an apartment complex. All of the Bank's multi-family loans were fully performing as of June 30, 1997. The Bank's multi-family loans are written for maximum terms of 20 years, and the Bank does not originate multi-family loans if the Loan-to-Value Ratio exceeds 80%.

         Consumer Loans. The Bank's consumer loans, consisting primarily of installment and share loans, aggregated $612,000 as of June 30, 1997, or 1.8% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans are fixed-rate loans, and substantially all are secured loans.

         The Bank's installment loans are fixed-rate loans generally secured by collateral, including vehicle titles, and are made for maximum terms of up to five years (depending on the collateral). The Bank generally will not make installment loans in amounts greater than $5,000.

         The Bank's share loans are made up to 80% of the original account balance and accrue at a rate of 2% over the underlying certificate of deposit rate. Interest on share loans is paid semi-annually.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, consumer loans amounting to $4,000 were included in non-performing assets. See "--Non-Performing and Problem Assets." There can be no assurances, however, that additional delinquencies will not occur in the future.

         Origination, Purchase and Sale of Loans. The Bank currently originates its mortgage loans pursuant to its own underwriting standards which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If it desired to sell its mortgage loans, the Bank might therefore experience some difficulty selling such loans quickly in the secondary market. The Bank has no intention, however, of attempting to sell such loans. The Bank's ARMs vary from secondary market criteria because, among other things, the Bank does not require current property surveys in all cases, does not require escrow accounts for taxes and insurance and does not permit the conversion of those loans to fixed rate loans in the first three years of their term.

         The Bank confines its loan origination activities primarily to Owen County. At June 30, 1997, no loans were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

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

         The Bank historically has sold participations in its mortgage loans on a limited number of occasions to ensure compliance with the loans-to-one borrower restrictions. See "Regulation -- Loans-to-One Borrower." The Bank also occasionally purchases participations in nonresidential real estate and multi-family loans from other financial institutions. However, at June 30, 1997, the Bank did not hold any participation loans.

         The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                         For the Year Ended
                                                                June 30,
                                              ------------------------------------------
                                                1997             1996              1995
                                              -------           -------          -------
                                                            (In thousands)
Gross loans receivable
   at beginning of period..................   $27,586           $25,839          $21,540
                                              -------           -------          -------
Originations:
   Mortgage loans:
     Residential...........................     7,967             7,018            7,099
     Other.................................     4,380               664               48
                                              -------           -------          -------
       Total mortgage loans................    12,347             7,682            7,147
                                              -------           -------          -------
   Mobile home loans.......................        78               146              286
   Consumer loans:
     Installment...........................       915               805              578
     Share.................................       131               157              132
                                              -------           -------          -------
       Total consumer loans................     1,124               962              710
                                              -------           -------          -------
            Total originations.............    13,471             8,790            8,143
Purchases (sales) of participation loans...       ---              (250)              62
Repayments and other deductions............     6,280             6,793            3,906
                                              -------           -------          -------
   Gross loans receivable at end of period.   $34,777           $27,586          $25,839
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

         The Bank does not maintain any automated teller machines ("ATMs") but offers ATM cards to its customers. The Bank's ATM cards permit customers to use ATMs operating in the MAC(R) regional network and the CIRRUS(R) nationwide network. The Company does not expect to derive any income from the ATM cards.

         Mortgage-Backed Securities. At June 30, 1997, the Bank had $788,000 of mortgage-backed securities outstanding, all of which were classified as available for sale. These fixed-rate mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities generally offer yields above those available for investments of comparable credit quality and duration.

         The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed securities at the dates indicated.

                                                                At June 30,
                                        1997                      1996                     1995
                               -------------------       --------------------      --------------------
                               Amortized     Fair        Amortized      Fair       Amortized      Fair
                                  Cost       Value          Cost        Value         Cost        Value
                                  ----       -----          ----        -----         ----        -----
                                                              (In thousands)
Mortgage-backed securities:
   Held to maturity........     $ ---       $ ---         $   ---     $   ---       $1,477       $1,462
   Available for sale......       788         793           3,151       3,119          ---          ---
                                 ----        ----          ------      ------       ------       ------
     Total mortgage-backed
     securities............      $788        $793          $3,151      $3,119       $1,477       $1,462
                                 ====        ====          ======      ======       ======       ======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1997.

                                                Amount at June 30, 1997, which matures in
                              -------------------------------------------------------------------------
                                Less than 1 year        Two through five years     Over five years
                              --------------------      ----------------------   ----------------------
                                          Weighted                   Weighted                  Weighted
                              Amortized    Average      Amortized     Average     Amortized     Average
                                 Cost       Yield          Cost        Yield         Value       Yield
                                                             (In thousands)
   Mortgage-backed securities
     available for sale....      $41        8.5%            $---         .---%       $747        7.5%

         The   following   table   sets   forth  the   changes   in  the  Bank's
mortgage-backed securities portfolio for the years ended June 30, 1997, 1996 and 1995.

                                            For the Year Ended, June 30,
                                      -----------------------------------------
                                       1997             1996              1995
                                      ------            ------           ------
                                                   (In thousands)
Beginning balance.................    $3,119            $1,477           $1,636
Purchases.........................       899             1,918              ---
Sales  ...........................    (2,904)              ---              ---
Monthly repayments................      (366)             (248)            (161)
Premium and discount
   amortization, net..............        10               ---                2
Unrealized loss on securities
   available for sale.............         5               (28)             ---
                                      ------            ------           ------
Ending balance....................    $  793            $3,119           $1,477
                                      ======            ======           ======

Non-Performing and Problem Assets

         Mortgage loans are reviewed by the Bank on a regular basis and are placed on a non-accrual status when the loans become contractually past due 90 days or more. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due less than 90 days. Delinquency notices are sent three times per month with respect to all mortgage loans for which payments have not been received. Contact by phone or in person is made, if feasible, with respect to all such loans. When loans are 40 days in default, an additional delinquency notice is sent and personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are 60 days in default, contact is again made with the borrower to establish an acceptable repayment schedule. The Bank also provides free in-house credit counseling to all borrowers. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans for which foreclosure proceedings have been commenced are placed on non-accrual status.

         Non-performing assets. At June 30, 1997, $562,000, or 1.32% of the Company's total assets, were non-performing loans (loans delinquent more than 90 days and non-accruing loans) compared to $359,000, or 0.91%, of total assets at June 30, 1996. At June 30, 1997, residential loans and consumer loans accounted for 99% and 1%, respectively, of non-performing loans. There were no non-accruing investments at June 30, 1997. As of June 30, 1997, the Bank held $177,000 of Real Estate Owned ("REO") properties and $10,000 other repossessed properties.

         The table below sets forth the amounts and categories of the Bank's non-performing assets.

                                                     At June 30,
                                           1997         1996         1995
                                                   (In thousands)

Non-accruing loans (1)................... $ 562        $  359       $  100
Total non-performing assets..............   749           408          100
Non-performing loans to total loans......   1.65%        1.32%        0.39%
Non-performing assets to total assets....   1.76%        1.03%        0.32
-------------

(1) The Bank generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At June 30, 1997, $558,000 of non-accruing loans were residential loans and $4,000 were consumer loans. Additional interest income that would have been recorded had income on nonaccruing loans been considered collectible and accounted for in accordance with their original terms was $21,000 for the year ended June 30, 1997.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                      June 30,
                                ----------------------------------------------------------------------------------
                                         1997                           1996                       1995
                                                   Percent                       Percent                   Percent
                                                  of total                      of total                  of total
                                 Number  Amount     loans      Number   Amount    loans   Number  Amount    loans
                                 ------  ------     -----      ------   ------    -----   ------  ------    -----
                                                                (Dollars in thousands)
Loans delinquent
   for (1):
     30-89 days..........           37 $   905      2.65%          45 $    993    3.64%      33      $730   2.85%
     90 days and over....           18     562      1.65           14      359    1.32        6       100   0.39
                                    --  ------      ----           --  -------    ----       --      ----   ----
       Total delinquent
          loans..........           55  $1,467(2)   4.30%          59  $ 1,352    4.96%      39      $830   3.24%
                                    ==  ======      ====           ==  =======    ====       ==      ====   ====

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

(2) Of such amount, $1,381,000 consists of residential real estate loans and $86,000 consists of nonresidential real estate and consumer loans.

         Classified assets. The Bank's Asset Classification Policy provides for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but do possess weaknesses are required to be designated "special mention" by management.

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

         At June 30, 1997, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:

                                           At June 30, 1997
                                           ----------------
                                            (In thousands)

Substandard loans.................              $590
Doubtful loans....................               ---
Loss loans........................               ---
Special mention loans.............               371
                                               -----
   Total classified loans.........             $ 961
                                               =====
General loss allowances...........             $ 231
Specific loss allowances..........               ---
                                               -----
   Total allowances...............             $ 231
                                               =====

         The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Company's classifed assets constitute non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb anticipated future losses from loans at June 30, 1997. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended June 30, 1997.



                                                                           Year Ended June 30,
                                                   1997            1996           1995            1994           1993
                                                   ----            ----           ----            ----           ----
                                                                             (Dollars in thousands)
Balance of allowance at beginning
   of period................................       $150         $   57           $  26            $ 12            $ 13
                                                   ----           ----            ----            ----            ----
Less charge offs:
Consumer loans..............................         (4)            (1)             (6)             (1)             (8)
Add recoveries:
Consumer loans..............................        ---            ---               1               1             ---
                                                   ----           ----            ----            ----            ----
Net (charge-offs) recoveries................         (4)            (1)             (5)            ---              (8)
Provisions for losses on loans..............         85             94              36              14               7
                                                   ----           ----            ----            ----            ----
Balance of allowance at end of period.......       $231           $150            $ 57            $ 26            $ 12
                                                   ====           ====            ====            ====            ====
Net charge-offs to total average
   loans receivable for period..............       0.01%           ---%            0.02%           ---%           0.04%
Allowance at end of period to
   net loans receivable at end
   of period (1)............................       0.67            0.55%           0.22%           0.12%           0.06%
Allowance to total non-performing
   loans at end of period...................      41.10           41.78%          57.00%         108.33%          .---%%

(1)  Total loans less net loans in process and deferred loan costs.

   Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                                        At June 30,
                                            1997                            1996                         1995
                                                  Percent                        Percent                        Percent
                                                 of loans                       of loans                       of loans
                                                  in each                        in each                        in each
                                                 category                       category                       category
                                                 of total                       of total                       of total
                                     Amount        loans            Amount        loans           Amount         loans
                                     ------        -----            ------        -----           ------         -----
                                                                  (Dollars in thousands)
Balance at end of period
   applicable to:
Residential.........................  $  25          57.22%         $  18           66.12%          $---           69.05%
Combo...............................     24          12.64             20           12.73              7           10.64
Nonresidential......................     23          19.83             20           10.91              7           11.35
Multi-family........................    ---           2.82            ---            0.50            ---            0.04
Mobile home loans...................     25           3.91             25            4.50             12            6.25
Commercial and industrial
   loans............................      5           1.82            ---            1.27            ---             ---
Consumer loans......................     14           1.76             27            3.97             17            2.67
Unallocated.........................    115            ---             40             ---             14             ---
                                       ----         ------           ----          ------            ---          ------
     Total..........................   $231         100.00%          $150          100.00%           $57          100.00%
                                       ====         ======           ====          ======            ===          ======

Investments and FHLB Stock

         The Company's investment portfolio (excluding mortgage-backed securities) consists of U.S. government agency and treasury securities, equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 1997, approximately $1.3 million, or 2.9% of the Company's total assets, consisted of such investments. All of the Company's securities, except for FHLB stock, were classified as available for sale at June 30, 1997.

         The following table sets forth the amortized cost and fair value of the Company's investments at the dates indicated.

                                                                           At June 30,
                                                         1997                  1996                  1995
                                                Amortized     Fair    Amortized     Fair    Amortized     Fair
                                                   Cost       Value      Cost       Value      Cost       Value
                                                   ----       -----      ----       -----      ----       -----
                                                                               (In thousands)
Securities available for sale (1):
   Federal agencies.........................    $   925       $931     $1,100     $1,105    $   934    $   934
   State and municipal......................        ---        ---        678        677        ---        ---
   Marketable equity securities.............        344        378        ---        ---        ---        ---
                                                 ------     ------     ------     ------     ------     ------
     Total securities
       available for sale...................      1,269      1,309      1,778      1,782        934        934
                                                 ------     ------     ------     ------     ------     ------
Securities held to maturity:
   Federal agencies.........................        ---        ---        ---        ---      1,477      1,462
   State and municipal......................        ---        ---        ---        ---        350        346
                                                 ------     ------     ------     ------     ------     ------
     Total securities
       held to maturity.....................        ---        ---        ---        ---      1,827      1,808
                                                 ------     ------     ------     ------     ------     ------
FHLB stock (2)..............................        500        500        360        360        250        250
                                                 ------     ------     ------     ------     ------     ------
     Total investments......................     $1,769     $1,809     $2,138     $2,142     $3,011     $2,992
                                                 ======     ======     ======     ======     ======     ======

-------------
(1) In accordance with SFAS No. 115, securities available for sale are recorded at fair value in the financial statements.

(2)      Fair value approximates carrying value.

         The following table sets forth investment securities excluding FHLB stock and marketable equity securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1997.

                                                         Amount at June 30, 1997, which matures in
                                             ----------------------------------------------------------------
                                                      One Year                                One to
                                                       or Less                              Five Years
                                             --------------------------            --------------------------
                                                              Weighted                               Weighted
                                             Amortized         Average             Amortized          Average
                                               Cost             Yield                 Cost             Yield
                                               ----             -----                 ----             -----
                                                                     (Dollars in thousands)
Securities available for sale :
   Federal agencies.....................     $   ---            ---%                  $100             7.84%
   Treasuries...........................         475           6.00                    350             6.25
                                             -------                                  ----
     Total investments..................     $   475           6.00%                  $450             6.60%
                                             =======                                  ====

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

     An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 1997, is as follows:

                                            Minimum         Balance at                          Weighted
                                            Opening          June 30,           % of             Average
Type of Account                             Balance            1997           Deposits            Rate
---------------                             -------            ----           --------            ----
                                                               (Dollars in thousands)
Withdrawable:
   Savings accounts......................   $    10         $  2,942           11.25%             3.00%
NOW and other transaction accounts.......        50            3,682           14.08              3.13
                                                             -------          ------
     Total withdrawable..................                      6,624           25.33              3.07
                                                             -------          ------
Certificates (original terms):
   91 days...............................     1,000              156            0.60              4.11
   6 months..............................     1,000              664            2.54              4.82
   12 months.............................     1,000            6,471           24.74              5.32
   24 months.............................     1,000            3,256           12.43              6.26
   30 months.............................     1,000            3,030           11.58              5.87
   36 months.............................     1,000              506            1.93              6.21
   48 months.............................     1,000              815            3.12              5.56
   60 months.............................     1,000            4,614           17.64              5.96
IRAs (orginal terms):
   12 months.............................     1,000                7            0.03              5.25
   36 months.............................     1,000                7            0.03              6.00
   60 months.............................     1,000                7            0.03              6.00
                                                             -------          ------
     Total certificates and IRAs.........                     19,533           74.67              5.72
                                                             -------          ------
     Total deposits......................                    $26,157          100.00%             5.05%
                                                             =======          ======

         The following table sets forth by various interest rate categories the composition of time deposits of the Bank's at the dates indicated:

                                    Year Ended June 30,
                       --------------------------------------------
                          1997             1996             1995
                        -------           -------          -------
                                      (In thousands)

4.00% and under....  $       55         $     276         $  1,169
4.01 - 6.00 %......      14,174            13,402           10,053
6.01 - 8.00%.......       5,304             4,968            5,507
                        -------           -------          -------
Total  ............     $19,533           $18,646          $16,729
                        =======           =======          =======

         The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 1997, and the total amount maturing thereafter. Matured certificates which have not been renewed as of June 30, 1997, have been allocated based upon certain rollover assumptions:

                                               Amounts At
                                       June 30, 1997, Maturing in
                      One Year             Two             Three         Greater Than
                       or Less            Years            Years          Three Years
                       -------            -----            -----          -----------
                                             (In thousands)
4.00% and under..      $    47          $   ---           $   ---           $   ---
4.01 - 6.00 %....        9,485            2,797             1,244               656
6.01-8.00%.......        1,636              832             2,268               568
                       -------           ------            ------            ------
Total  ..........      $11,168           $3,629            $3,512            $1,224
                       =======           ======            ======            ======

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.

          Maturity                                            (In thousands)
          --------                                            --------------
Three months or less.......................................      $   499
Greater than three months
     through six months....................................          100
Greater than six months
     through twelve months.................................          407
Over twelve months.........................................        2,473
                                                                  ------
     Total.................................................       $3,479
                                                                  ======

         The following table sets forth the dollar amount of savings deposits in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                          Deposit Activity
                                                              Increase                       Increase
                                                             (Decrease)                     (Decrease)
                                        Balance at              from   Balance at              from   Balance at
                                         June 30,     % of    June 30,  June 30,     % of    June 30,  June 30,    % of
                                           1997     Deposits    1996      1996     Deposits    1995      1995    Deposits
                                           ----     --------    ----      ----     --------    ----      ----    --------
                                                                           (Dollars in thousands)
Withdrawable:
   Savings accounts.....................    $2,942   11.25%   $(4,742)$   7,684      26.75%   $3,969  $  3,715      16.51%
   NOW accounts.........................     3,682   14.08      1,286     2,396       8.34       340    2,056        9.14
                                           -------  ------     ------   -------     ------    ------  -------      ------
     Total withdrawable.................     6,624   25.33     (3,456)   10,080      35.09     4,309    5,771       25.65
Certificates (original terms):
   91 days..............................       156    0.60         24       132       0.46        58       74         .33
   6 months.............................       664    2.54        (94)      758       2.64      (187)     945        4.20
   12 months............................     6,471   24.74     (1,553)    8,023      27.93       939    7,084       31.48
   24 months............................     3,256   12.43        694     2,562       8.92     1,890      672        2.99
   30 months............................     3,030   11.58      1,536     1,494       5.20      (332)   1,826        8.12
   36 months............................       506    1.93        169       337       1.17       (48)     385        1.71
   48 months............................       815    3.12       (240)    1,055       3.67      (543)   1,598        7.10
   60 months............................     4,614   17.64        329     4,285      14.92       140    4,145       18.42
IRAs (original terms):
   12 months............................         7    0.03         --        --        .--       ---      ---         .--
   36 months............................         7    0.03         --        --        .--       ---      ---         .--
   60 months............................         7    0.03         --        --        .--       ---      ---         .--
                                           -------  ------     ------   -------     ------    ------  -------      ------
     Total certificates and IRAs........    19,533   74.67        865    18,646      64.91     1,917   16,729       74.35
                                           -------  ------     ------   -------     ------    ------  -------      ------
       Total deposits...................   $26,157  100.00%    (2,591)  $28,726     100.00%   $6,226  $22,500      100.00%
                                           =======  ======     ======   =======     ======    ======  =======      ======

         During fiscal year 1997, the Bank began offering to its customers a new deposit product called the "Money Management Account." The Money Management Account is similar to a money market checking account, but customers do not have check writing privileges. Funds may be transferred from non-interest-bearing accounts or interest-bearing accounts paying lower rates into the Money Management Account. Funds may also be transferred from the Money Management Account into other accounts at the Bank when such funds are needed by the customer. The number of fund transfers per month is limited by the Bank, and the Money Management Account has a minimum required balance of $5,000. The Bank also began offering individual retirement account ("IRA") certificates of deposit during fiscal year 1997.

         Borrowings. The Bank focuses on generating loans by utilizing the best source of funding from deposits, investments or borrowings. At June 30, 1997, the Bank had $9.0 million in borrowings from the FHLB of Indianapolis which mature on various dates primarily during the years 1997 through 2005 and have interest rates ranging from 5.55% to 6.86%. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. The Bank had $22.7 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 1997. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by 160% of eligible assets. Therefore, the Bank's eligible collateral would have supported approximately $14.2 million in advances from the FHLB of Indianapolis as of June 30, 1997. However, the Bank's Board of Directors has by resolution limited the amount of authorized borrowings to $13.0 million at June 30, 1997.

         The following table presents certain information relating to the Bank's FHLB borrowings for the years ended June 30, 1997, 1996 and 1995.

                                                        At or for the Year
                                                          Ended June 30,
                                           -------------------------------------------
                                              1997             1996              1995
                                              ----             ----              ----
                                                      (Dollars in thousands)

FHLB Advances:
   Average balance outstanding............ $  7,725            $5,043           $3,321
   Maximum amount outstanding at any
     month-end during the period..........   10,000             7,200            5,000
   Weighted average interest rate
     during the period....................    6.30%              6.21%            6.03%
   Weighted average interest rate
     at end of period.....................    6.29%              6.08             6.36

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

         A second piece of property in Owen County totalling approximately 160 acres, the Autumn Hill Subdivision, was purchased on contract by BSF for $96,000 on September 21, 1990. The appraised value at the time of purchase was $110,000. The area was divided into 23 separate tracts of land, all of which had been sold as of June 30, 1997, for an aggregate price of $268,850.

         On May 21, 1991, BFS purchased a 215 acre tract of heavily wooded land in Greene County, Indiana, now known as the Greene Woods subdivision, for $92,500. BSF divided this tract into sixteen parcels, all of which had been sold on contract at June 30, 1996, and built one large lake and three small lakes in this subdivision. As of June 30, 1997, eleven of the Greene Woods contracts had been paid in full, and title to the corresponding parcels had been transferred to the purchasers. The aggregate sales price for the sixteen parcels in the Greene Woods subdivision was $257,605.

         On May 8, 1992, BFS purchased approximately 60 acres of land now known as the Watkins Farm subdivision for $32,000. This property is also located in Greene County, Indiana. Prior to dividing this parcel into the three existing tracts of land, BSF cleared and sold approximately $26,000 of timber. As of June 30, 1997, BSF had sold two of these tracts for cash and the other tract on contract. The aggregate sales price for these three parcels totalled $86,157.

         On May 21, 1993, BSF purchased approximately 16 acres of land in Owen County for $58,500. BSF divided this property, now known as the County Line East, subdivision, into sixteen separate parcels and installed underground power, telephone, cable television and water lines. As of June 30, 1997, 15 parcels had been sold for an aggregate sales price of $366,757.

         On November 29, 1993, BSF purchased approximately thirty acres of land located in Owen County for $20,359. This land, now known as the Coon Path subdivision, was divided into ten separate tracts of land, three of which remained unsold at June 30, 1997. The aggregate sales price for the seven parcels which had been sold at June 30, 1997 totaled $73,850. At June 30, 1996, BSF's total investment in the Coon Path subdivision was approximately $27,432.

         On February 6, 1992, BSF purchased four contracts with an aggregate balance of $123,875 from an Owen County couple for a discounted principal amount of $87,500. At June 30, 1997, only one of such contracts remained outstanding. BSF also held a second contract at June 30, 1997, which was purchased from a probate estate in 1992.

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

                 Frank R. Stewart                President
                 Robert W. Raper                 Vice President
                 Charles W. Chambers             Secretary and Treasurer

         In connection with the Bank's conversion to an Indiana stock savings bank, the FDIC required the Bank to (i) immediately cease BSF's land acquisitions, (ii) divest BSF's non-conforming real estate holdings within five years (or by November 16, 2000), provided, however, the Bank is not precluded from requesting an extension of the divestiture period, and (iii) maintain capital at levels sufficient to classify the Bank as a well-capitalized institution. The FDIC's authorization for the Bank and BSF to undertake the required divestiture of BSF's non-conforming real estate holdings over a five-year period is conditioned on, among other things, BSF continuing to be satisfactorily capitalized and operated separately for the Bank, and the Bank and BSF complying with Sections 23A and 23B of the Federal Reserve Act in connection with future transactions between the Bank and BSF. BSF is currently completing the divestiture of its real estate holdings. It is anticipated that this divestiture will be accomplished through the sale of the parcels to BSF's contract purchasers who will obtain mortgage loans from the Bank to facilitate their purchase of the parcels. As parcels are purchased by BSF's contract purchasers, BSF and such purchasers will terminate the corresponding land contracts. The Bank currently anticipates that all non-conforming real estate will be sold prior to November 16, 2000 as required by the FDIC.

         At June 30, 1997, the Bank's aggregate investment in BSF was $417,000. The consolidated statements of income of the Bank and its subsidiary included elsewhere herein include the operations of BSF. All significant intercompany balances and transactions have been eliminated in the consolidation.

         The following are condensed balance sheets for BSF at June 30, 1997, 1996 and 1995, and a condensed income statement for BSF for the years ended June 30, 1997, 1996 and 1995.

                                          Condensed Balance Sheet
                                                 June 30,
                                      1997         1996        1995
                                      ----         ----        ----
                                              (In thousands)
Assets:
   Cash..........................    $  29        $  42        $  57
   Loans, net....................      370          457          644
   Land acquired for development.       21          172          188
                                      ----         ----         ----
       Total assets..............     $420         $671         $889
                                      ====         ====         ====
Liabilities:
   Other borrowings..............    $ ---        $ ---        $  29
   Other liabilities.............        3           16          159
                                      ----         ----         ----
       Total liabilities.........        3           16          188
Equity Capital...................      417          655          701
                                      ----         ----         ----
       Total liabilities and
         equity capital..........     $420         $671         $889
                                      ====         ====         ====

                                         Condensed Income Statement
                                                 June 30,
                                    1997         1996        1995
                                    ----         ----        ----
                                              (In thousands)
Interest income..................    $44           $84         $88
Interest expense.................    ---             1           9
                                    ----          ----        ----
   Net interest income...........     44            83          79
                                    ----          ----        ----
Income from sale of real estate..     31            57          78
                                    ----          ----        ----
Non-interest expense:
   Salaries and employee benefits      4             4           4
   Printing and office supplies..      6             8           7
   Management fees...............    ---            23          33
   Other expenses................      8             7          14
                                    ----          ----        ----
       Total non-interest expense     18            42          58
                                    ----          ----        ----
Income before income tax.........     57            98          99
   Income tax expense............     22            39          40
                                    ----          ----        ----
       Net income................    $35           $59         $59
                                    ====          ====        ====

Employees

         As of June 30, 1997, the Bank employed 16 persons on a full-time basis and four persons on a part-time basis. None of the Bank's employees is represented by a collective bargaining group. Management considers its employee relations to be excellent.

         The Bank's employee benefits for full-time employees include, among other things, a Pentegra (formerly known as Financial Institutions Retirement
Fund) defined benefit pension plan ("Pension Plan"), a Pentegra thrift plan, and major medical, dental, and short-term and long-term disability insurance. As part of the conversion to stock form, the Bank established the Employee Stock Ownership Plan and Trust ("ESOP") and the Management Recognition and Retention Plan and Trust ("RRP"). Both the ESOP and RRP are employee benefit plans designed to provide directors and employees of the Bank and the Holding Company with ownership interest in the Company.

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

         The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings institutions, credit unions, and certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers that provide similar services in Owen County. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

         Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of savings associations in Indiana have been completed. Affiliations between banks and healthy savings associations based in Indiana may also increase the competition faced by the Company.

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that interstate mergers and de novo branches are not permitted to out of state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis.
This new legislation may also result in increased competition for the Company.

         Because of recent changes in federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis. See "Regulation--Acquisitions or Dispositions and Branching."

         The primary factors in competing for deposits are interest rates and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of services it provides borrowers and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors which are not readily predictable.

                                   REGULATION

Bank Holding Company Regulation

         The Holding Company is registered as a bank holding company, and is subject to the regulations of the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the FRB. The FRB has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized; or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Bank Regulation

         The Bank is organized under the laws of the State of Indiana and as such is subject to the supervision of the Department of Financial Institutions ("DFI"), whose examiners conduct periodic examinations of state banks. In 1994, the Bank converted from a federal savings bank to an Indiana savings bank. Prior to such conversion, it was subject to regulation at the federal level primarily by the Office of Thrift Supervision ("OTS"). The Bank is not a member of the Federal Reserve System, so its principal federal regulator is the FDIC, which also conducts periodic examinations of the Bank. The Bank's deposits continue to be insured by the SAIF administered by the FDIC and are subject to FDIC's rules and regulations respecting the insurance of deposits. See "-- Insurance of Deposits".

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

         Insured state-chartered banks are prohibited under FedICIA from engaging as principal in activities that are not permitted for national banks, unless: (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund; and (ii) the bank is, and continues to be, in compliance with all applicable capital standards. As a result of its conversion to an Indiana savings bank, the Bank is required to cease the real estate development operations and divest the non-conforming real estate holdings of BSF. See "Business -- Service Corporation Subsidiary."

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional banks. The FHFB, independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, 0.3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The Bank is currently in compliance with this requirement. At June 30, 1997, the Bank's investment in stock of the FHLB of Indianapolis was $500,000.

         In past years, the Bank has received dividends on its FHLB stock. All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLB's ability to pay dividends and the value of FHLB stock in the future. For the year ended June 30, 1997, dividends paid to the Bank by the FHLB of Indianapolis totaled $33,000, for an annual rate of 7.63%.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Current law prescribes eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

Insurance of Deposits

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. Currently, thrifts may convert from one insurance fund to the other upon payment of certain exit and entrance fees. Such fees need not be paid if a SAIF member converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during such period and as long as certain other conditions are met. Consequently, although the Bank converted to a state savings bank in 1994, the Bank's deposits continue to be insured by the SAIF.

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

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF-insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC in 1995 revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. At that time, healthy BIF-insured banks paid premiums of approximately $.04 per $100 in deposits compared to $.23 per $100 in deposits paid by healthy SAIF-insured institutions. The BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%, eliminating insurance premiums for healthy BIF-insured banks. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF-insured members would continue to be generally subject to higher deposit insurance premiums than BIF-insured institutions until, all things being equal, the SAIF attained its required reserve ratio of 1.25% of BIF-insured deposits.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999, if no savings associations then exist. The special assessment rate was established by the FDIC at .657% of deposits, and the resulting assessment of $142,000 before taxes on the Bank was paid in November, 1996. This special assessment significantly increased noninterest expense and adversely affected the Holding Company's results of operations for the three months ended December 31, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were reduced to $.06 per $100 in deposits upon its current risk classification and the new assessment schedule for SAIF-insured institutions. These premiums are subject to change in future periods.

        Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Although the FDIC has equalized the SAIF assessment schedule with the BIF assessment schedule, SAIF-insured institutions remain subject to a Financing Corporation ("FICO") assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment is limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of September 30, 1999, or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions are expected to be made on the same basis as SAIF-member institutions.

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

Prompt Corrective Regulatory Action

         FedICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1997, the Bank was categorized as "well capitalized."

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

         "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. If an "undercapitalized" institution fails to submit, or fails to implement in a material respect, an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming
"critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

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

         Under Indiana law, the Bank may pay dividends without DFI approval so long as its capital is unimpaired and those dividends in any calendar year do not exceed the net profits of the Bank for that year plus the retained net profits of the Bank for the previous two years. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). Additional stringent regulatory requirements affecting dividend payments by the Bank, however, are established by the prompt corrective action provisions of FedICIA, which are discussed above. The Bank's capital levels currently exceed the criteria established to be designated as a "well capitalized" institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. At June 30, 1997, the Bank's total risk-based capital, Tier I risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized" by $3.7 million, $4.4 million, and $3.8 million, respectively.

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

         As of June 30, 1997, the largest aggregate amount of loans which the Bank had to any one borrower was approximately $933,000. The Bank had no loans outstanding which management believes violate the applicable loans-to-one borrower limits. The Company does not believe that the loans-to-one borrower limits will have a significant impact on its business, operations or earnings.

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

Federal Reserve System

         FRB regulations require savings associations and savings banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the FRB. As of June 30, 1997, the Bank was in compliance with the applicable reserve requirements of the FRB.

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

Other Indiana Regulations

         As an Indiana-chartered savings bank, the Bank derives its authority from, and is regulated by, the DFI. The DFI has the right to promulgate rules and regulations necessary for the supervision and regulation of Indiana-chartered savings banks under its jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the DFI includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases; the regulation of incorporators, shareholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest.

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

         Acquisitions of control of the Bank by a bank or bank holding company require the prior approval of the DFI. Control is defined as the power, directly or indirectly, to (i) vote 25.0% or more of the voting stock of an Indiana-chartered savings bank; or (ii) exercise a controlling influence over the management or policies of a savings bank.

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

Federal Securities Law

         The shares of Common Stock of the Holding Company are registered with the SEC under the 1934 Act. The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After the third anniversary of the Bank's conversion to stock form, if the Holding Company has fewer than 300 shareholders it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including conditions that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company; or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

          Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, unsatisfactory, and needs improvement -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The examiners have determined that the Bank has a satisfactory record of meeting community credit needs.

                                    TAXATION
Federal Taxation

         Historically, savings banks have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is not able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank will be required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code; or (ii) excess dividends are paid out by the Bank.

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

State Taxation

         The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications the most notable of which is the required addback of interest that is tax-free for fedeal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         The Bank's state income tax returns have not been audited in recent years.

Item 2.  Properties.

         The Company conducts business from its main office at 279 East Morgan Street, Spencer, Indiana 47460. The Company owns its main office.

         The following table provides certain information with respect to the Company's office as of June 30, 1997:

                                                         Net Book Value
                                                          of Property,
                           Owned or    Year     Total      Furniture &       Approximate
Description and Address     Leased    Opened  Deposits      Fixtures       Square Footage
-----------------------     ------    ------  --------      --------       --------------
                                       (Dollars in thousands)
279 East Morgan Street       Owned     1987    $26,157        $964             11,300
Spencer, IN  47460
(including annex)

         As of June 30, 1997, the Bank also owned a parcel of real estate located across the street from its office which is utilized for employee parking. In January, 1996, the Bank purchased another parcel of real estate located adjacent to its office (the "West Parcel"). The Bank has sold one-half of the West Parcel to a local insurance agency. The Company has completed improvements to the remaining one-half of the West Parcel, including an office facility for the Holding Company and additional storage and office space for the Bank.

         The Company owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting.

         The Bank has also contracted for the data processing and reporting services of On-Line Financial Services, Inc. in Oak Brook, Illinois, which was acquired in 1995 by Argo Federal Savings Bank, FSB. The cost of these data processing services is approximately $4,900 per month.

Item 3.       Legal Proceedings.

         Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business.

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 1997.

Item 4.5.     Executive Officers of the Registrant.

         Presented below is certain information regarding the executive officers of the Holding Company:

Name                       Position
Kurt J. Meier              President, Chief Executive Officer and Treasurer
Kurt D. Rosenberger        Vice President and Chief Financial Officer
Charles W. Chambers        Secretary

         Kurt J. Meier (age 46) is President, Chief Executive Officer and Treasurer of the Holding Company. Mr. Meier has also served as President of the Bank since 1994. Theretofore, he served as Managing Officer of the Bank from 1990 to 1994.

         Kurt D. Rosenberger (age 38) is Vice President and Chief Financial Officer of the Holding Company. Mr. Rosenberger has also served as Vice President of the Bank since 1994. Theretofore, he served as Senior Financial Analyst for the Office of Thrift Supervision in Indianapolis, Indiana, from 1990 to 1994.

         Charles W. Chambers (age 81) is Secretary of the Holding Company. Mr. Chambers has also served as a Staff Appraiser of the Bank from 1991 to 1996 and as Secretary of the Bank since 1990.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

         The Bank converted from an Indiana mutual savings bank to an Indiana stock savings bank effective July 1, 1996, and simultaneously formed a bank holding company, the Holding Company. The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Cap Market, under the symbol "HWEN." Because the Conversion was not effected until July 1, 1996, no prices were reported by NASDAQ for the Holding Company's Common Stock during the year ended June 30, 1996, and no dividends were paid on the Common Stock during the year. As of August 29, 1997, there were approximately 571 record holders of the Holding Company's Common Stock, including shares held in broker accounts.

         The following table sets forth the high and low bid prices and dividends paid per share of Common Stock for the quarters indicated. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Quarter Ended             High Bid    Low Bid   Dividends Declared
         September 30, 1996        $ 13 3/4   $ 9 3/4        $  ---
         December 31,1996            13 1/4    11 3/4           .05
         March 31, 1997              15 1/2    12 3/4           .05
         June 30, 1997               15 3/4    14 1/2           .05

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

Item 6.       Selected Financial Data.


         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Home Financial Bancorp and Subsidiary" on page 2 of the Shareholder Annual Report.


Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 3 through 18 of the Shareholder Annual Report.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

         The Bank's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Bank's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of interest-bearing liabilities to its interest-earning assets

         The Bank seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Bank has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Bank uses the market value ("MV") methodology to gauge interest rate risk exposure.

         Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 and 400 basis point (1 basis point equals .01%) change in market interest rates. Both 200 and 400 basis point increases in market interest rates and 200 and 400 basis point decreases in market interest rates are considered.

         At June 30, 1997, it was estimated that the Bank's MV would decrease 5.2% and 13.7% in the event of 200 and 400 basis point increases in market interest rates, respectively. The Bank's MV at the same date would increase 2.3% and 5.4% in the event of 200 and 400 basis point decreases in market ratio, respectively.

         Presented below, as of June 30, 1997, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market interest rates.

                        Market Value Summary Performance

                                                                          MV as % of
                                                                       Present Value (PV)
      Change                            Market Value                      of Assets
     In Rates              $ Amount       $ Change     % Change     MV Ratio       Change
     --------              --------       --------     --------     --------       ------
(Dollars in thousands)
    + 400 bp*                $5,254       $ (831)       (13.66)%     13.48%   (121)  bp
    + 200 bp                  5,769         (317)        (5.20)      14.32     (37)  bp
        0 bp                  6,085            0          0.00       14.69     ---   bp
    - 200 bp                  6,223          138          2.26       14.66       3   bp
    - 400 bp                  6,414          329          5.41       14.74       5   bp

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

Pre-Shock MV Ratio: MV as % of PV of Assets.....................       14.69%
Exposure Measure: Post-Shock MV Ratio...........................       14.32%
Sensitivity Measure: Change in MV Ratio.........................          37 bp
Change in MV as % of PV of Assets...............................        5.19%
Interest Rate Risk Capital Component............................         ---
----------
*Basis points.

         Management believes that the MV methodology overcomes three shortcoming of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows; weighting each by its appropriate discount factor. Second, because the MV method projects cash flows of each financial instrument under different interest-rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

         However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rates changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MV methodology may not reflect the full impact of annual and life-time restrictions on changes in rates for certain assets, such as adjustable-rate mortgage loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers' ability to serviced their debt. All of these factors are considered in monitoring the Bank's exposure to interest rate risk.

Item 8.       Financial Statements and Supplementary Data.

         The Company's Consolidated Financial Statements and Notes thereto are contained on pages 20 through 34 of the Shareholder Annual Report.

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with repsect to directors is incorporated by reference to pages 2 through 4 of the Company's Proxy Statement for its 1997 Shareholder Annual Meeting (the "1997 Proxy Statement"). Information concerning the Holding Company's executive officers is included in
Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 through 9 of the 1997 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 2 through 3 of the 1997 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to pages 2 through 4 of the 1997 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)      List the following documents filed as part of the report:

         Financial Statements                                           Page No.

         Independent Auditor's Report                                      19

         Consolidated Statement of Financial Condition
             at June 30, 1997, and 1996                                    20

         Consolidated Statement of Income for the Years Ended
             June 30, 1997, 1996, and 1995                                 21

         Consolidated Statement of Changes in Stockholders' Equity
             for the Years Ended June 30, 1997, 1996, and 1995             22

         Consolidated Statement of Cash Flows for the Years Ended
             June 30, 1997, 1996, and 1995                                 23

         Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

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

                                          HOME FINANCIAL BANCORP



Date:  September 26, 1997                 By: /s/ Kurt J. Meier
                                              ---------------------------
                                               Kurt J. Meier, President,
                                                   Chief Executive Officer
                                                   and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of September, 1997.



/s/ Kurt J. Meier
-----------------------------
Kurt J. Meier
President, Chief Executive Officer,
Treasurer and Director
(Principal Executive Officer)

/s/ Kurt D. Rosenberger
-----------------------------
Kurt D. Rosenberger
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles W. Chambers
-----------------------------
Charles W. Chambers, Secretary and Director

/s/ John T. Gillaspy
-----------------------------
John T. Gillaspy, Director

/s/ Stephen Parrish
-----------------------------
Stephen Parrish, Director

/s/ Robert W. Raper
-----------------------------
Robert W. Raper, Vice Chairman

/s/ Frank R. Stewart
-----------------------------
Frank R. Stewart, Chairman

/s/ Tad Wilson
-----------------------------
Tad Wilson, Director

                                  EXHIBIT INDEX

Exhibit Index*

     3(1)           The  Articles  of   Incorporation   of  the  Registrant  are
                    incorporated   by   reference   to   Exhibit   3(1)  to  the
                    Registration Statement on Form S-1 (Registration No. 333-1746).

     3(2) The Code of By-Laws of the Registrant are incorporated by reference to Exhibit 3(2) to the Report on Form 10-Q for the period ended March 31, 1997.

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

     13             1997 Shareholder Annual Report.

     21 Subsidiaries of the Registrant are incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (Registration No. 333-1746).

     27             Financial Data Schedule.