Form 10-Q
period 1997-09-30
HOME FINANCIAL BANCORP
filed 1997-11-13
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________  TO
         ----------------

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)


                Indiana                                  35-1975585
---------------------------------               --------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of November 1, 1997 was 464,526.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index
                                                                        Page No.

Forward Looking Statements....................................................1

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Consolidated Condensed Statement of Financial
                Condition as of September 30, 1997 and June 30, 1997
                (Unaudited)...................................................2

                Consolidated Condensed Statement of Income for the three
                months ended September 30, 1997 and 1996
                (Unaudited)...................................................3

                Consolidated Condensed Statement of Changes in
                Shareholders' Equity for the three months ended September
                30, 1997 and 1996 (Unaudited).................................4

                Consolidated Condensed Statement of Cash Flows for the three months ended September 30, 1997 and 1996
                (Unaudited)...................................................5

                Notes to Consolidated Condensed Financial Statements..........7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15
Item 2.  Changes in Securities...............................................15
Item 3.  Defaults Upon Senior Securities.....................................15
Item 4.  Submission of Matters to a Vote of Security Holders.................15
Item 5.  Other Information...................................................15
Item 6.  Exhibits and Reports on Form 8-K....................................15

SIGNATURES...................................................................16

                           FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                            September 30,      June 30,
                                                                1997             1997
                                                            ------------     ------------
                                                                    (Unaudited)
ASSETS

    Cash                                                    $    187,443     $    296,805
    Short-term interest-bearing deposits                       1,981,798        3,887,498
                                                            ------------     ------------
        Total cash and cash equivalents                        2,169,241        4,184,303
    Investment securities available for sale                   2,076,681        2,101,734
    Loans                                                     35,344,458       34,348,648
    Allowance for loan losses                                   (256,897)        (231,397)
                                                            ------------     ------------
        Net loans                                             35,087,561       34,117,251
    Real estate acquired for development                          20,758           20,758
    Premises and equipment                                       990,622          963,657
    Federal Home Loan Bank Stock                                 500,000          500,000
    Other assets                                                 464,436          620,524
        Total assets                                        $ 41,309,299     $ 42,508,227
                                                            ============     ============

LIABILITIES
    Deposits                                                $ 25,862,664     $ 26,156,516
    Federal Home Loan Bank advances                            8,000,000        9,000,000
    Other liabilities                                            195,689          154,577
        Total liabilities                                     34,058,353       35,311,093
                                                            ------------     ------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                    --               --
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 464,526 shares and 469,526                    4,352,625        4,389,698
    Retained earnings                                          3,440,582        3,409,288
     Unearned Compensation RRP                                  (257,524)        (264,781)
     Unearned ESOP shares                                       (354,145)        (364,264)
    Unrealized gain on securities available for sale              69,408           27,193
        Total shareholders' equity                             7,250,946        7,197,134
        Total liabilities and shareholders' equity          $ 41,309,299     $ 42,508,227
                                                            ============     ============


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                                             Three Months Ended
                                                                September 30,
                                                             1997           1996
                                                          ----------     ----------
                                                                (Unaudited)

Interest income
    Loans                                                  $ 819,687     $ 670,392
    Interest-bearing deposits                                 35,545        41,681
    Investment securities                                     23,587        93,885
    Other interest and dividend income                        13,087         7,919
                                                           ---------     ---------
        Total interest income                                891,906       813,877
Interest expense
    Deposits                                                 322,824       310,072
    Advances from Federal Home Loan Bank and
        other borrowings                                     128,065       108,050
        Total interest expense                               450,889       418,122
                                                           ---------     ---------
Net interest income                                          441,017       395,755
    Provision for losses on loans                             25,500        17,000
Net interest income after provision for losses on loans      415,517       378,755
                                                           ---------     ---------
Other income
    Service charges on deposit accounts                       12,625         9,891
    Gain (loss) on sale of real estate acquired for
          development                                           (278)        4,799
    Gain on sales of securities available for sale            32,625       - - - -
    Other income                                              13,531        14,121
        Total other income                                    58,503        28,811
                                                           ---------     ---------
Other expenses
    Salaries and employee benefits                           180,496       114,084
    Net occupancy expenses                                    21,905        17,566
    Equipment expenses                                        17,238        12,911
    Deposit insurance expense                                  3,752       156,940
    Computer processing fees                                  19,459        15,847
    Legal and accounting fees                                 24,248        44,805
    Other expenses                                            72,588        66,820
        Total noninterest expenses                           339,686       428,973

                                                           ---------     ---------
Income before income taxes                                   134,334       (21,407)
    Income tax expense                                        54,070        (9,129)
Net income                                                 $  80,264     $ (12,278)
                                                           =========     =========

Net income per share                                       $     .19     $    (.03)
Average shares outstanding                                   431,147       466,244



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                 1997            1996
                                                              -----------     -----------
                                                                       (Unaudited)


Balance, July 1                                               $ 7,197,134     $ 3,410,072
Net income                                                         80,264         (12,278)
Common stock issued in conversion, net of costs                        --       4,728,294
Common stock repurchased and retired                              (75,472)             --
Contribution for unearned ESOP shares                                  --        (404,740)
ESOP shares earned                                                 23,046          10,119
RRP shares earned                                                   7,257              --
Cash dividends                                                    (23,496)             --

                                                              -----------     -----------
Net change in unrealized gain on securities
   available for sale                                              42,213          14,952
                                                              -----------     -----------

Balance, September 30                                         $ 7,250,946     $ 7,746,419
                                                              ===========     ===========



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                            Three Months Ended
                                                                September 30,
                                                            1997            1996
                                                         -----------     -----------
                                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                               $    80,264     $   (12,278)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                 25,500          17,000
    Depreciation                                              20,909          18,777
     Investment securities gains                             (32,625)             --
    Change in interest receivable                             (2,335)        (34,620)
     Amortization of unearned ESOP shares                     23,046              --
     Amortization of unearned RRP shares                       7,257              --
    Other adjustments                                         26,583          98,421

        Net cash provided by operating activities            148,599          87,300
                                                         -----------     -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                  (544,363)     (2,607,476)
Proceeds from sales of securities available for sale         636,875              --
Proceeds from maturities and repayments of investment
     securities available for sale                            34,715         126,441
Net changes in loans                                        (995,810)     (1,230,209)
Purchase of Federal Home Loan Bank of Indianapolis
    stock                                                         --         (50,000)
Proceeds from sale of premises and equipment                      --          35,000
Purchases of premises and equipment                          (47,874)        (13,570)
Proceeds from real estate owned sales                        145,616              --
Proceeds from sale of real estate acquired for
     development                                                  --         129,386

    Net cash used by investing activities                   (770,841)     (3,610,428)
                                                         -----------     -----------

FINANCING ACTIVITIES Net change in:
    NOW and savings accounts                                 571,783      (4,304,161)
    Certificates of deposit                                 (865,635)       (318,365)
Proceeds from Federal Home Loan Bank advances                     --       1,000,000
Repayment of Federal Home Loan Bank advances              (1,000,000)     (1,500,000)
Sale of common stock, net of costs                                --       4,587,470
Purchase of stock                                            (75,472)             --
Cash dividends                                               (23,496)             --
    Net cash used by financing activities                 (1,392,820)       (535,056)
                                                         -----------     -----------

                                                Three Months Ended
                                                   September 30,
                                            ---------------------------
                                               1997            1996
                                            -----------     -----------
                                                    (Unaudited)
NET CHANGE IN CASH AND CASH EQUIVALENTS
                                             (2,015,062)     (4,058,184)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                        4,184,303       5,720,620
                                            -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                            $ 2,169,241     $ 1,662,436
                                            ===========     ===========

ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
Interest paid                               $   450,889     $   418,122
Income tax paid                                  13,000          56,750




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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to July 1, 1996 relates solely to the Bank (See Note B). The results of operations for the three months ended September 30, 1997 are not necessarily indicative of those expected for the remainder of the year.

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

NOTE C:  Special Savings Association Insurance Fund Assessment

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"). A recapitalization plan for the SAIF was enacted in late September 1996 which provided for a special assessment on substantially all SAIF-insured institutions to enable the SAIF to achieve its required level of reserves. The proposed assessment of .657% was effected based on deposits as of March 31, 1995 and the Bank's special assessment was $142,457 before taxes. Accordingly, this special assessment, which was payable on November 27, 1996, significantly increased other expenses and adversely affected results of operations for the three month period ended September 30, 1996.

NOTE D:  Stock Option Plan

On July 23, 1997, the Board of Directors approved a Stock Option Plan. The Plan was approved by stockholders on October 14, 1997. Under the Stock Option Plan, stock options representing an aggregate of up to 10% of common stock sold in the conversion may be granted to directors, officers and other key employees of the Company or its subsidiary.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Home Financial Bancorp ("Company") is an Indiana corporation which was organized in February 1996 to become a bank holding company upon its acquisition of all the capital stock of Owen Community Bank, s.b. ("Bank") in connection with the Bank's conversion from mutual to stock form. The Company became the Bank's holding company at July 1, 1996. At September 30, 1997, the principal asset of the Company consisted of 100% of the issued and outstanding shares of common stock of the Bank. At that date, the Company had no material liabilities and aside from purchases and sales of investment securities, the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

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

BSF, Inc. ("BSF") is the wholly owned subsidiary of the Bank which engages in purchasing and developing large tracts of real estate. After land is purchased, BSF subdivides the real estate into lots, makes improvements such as streets and sells individual lots, usually on contract. In connection with the Bank's conversion to an Indiana stock savings bank, the FDIC required the Bank to cease BSF's land acquisitions, divest BSF's nonconforming real estate holdings by November 16, 2000, and maintain the Bank's capital at levels sufficient to classify the Bank as a well-capitalized institution. BSF has ceased land acquisitions and is in process of divesting of its real estate holdings.

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

Financial Condition

Total assets decreased 2.8%, to $41.3 million at September 30, 1997 compared to $42.5 million at June 30, 1997. Cash and short-term interest bearing deposits decreased approximately $2.0 million due primarily to the use of funds for lending activities and the reduction of Federal Home Loan Bank advances. Investment securities totaled $2.1 million at each of the quarters-ended September 30, 1997 and June 30, 1997. Total loans increased by $996,000, or 2.9%, during the quarter, to $35.3 million.

Deposits remained fairly stable; totaling $25.9 million at September 30, 1997 compared to $26.2 at June 30, 1997. Borrowings at the Federal Home Loan Bank ("FHLB") decreased $1.0 million to $8.0 million as of September 30, 1997.

During the quarter ended September 30, 1997, the Company repurchased and retired 5,000 shares of common stock pursuant to a 10% stock repurchase plan announced on March 10, 1997. The Company has repurchased and retired a total of 41,400 shares of common stock. The stock repurchase transaction reduced the number of shares outstanding and reduced the overall increase in total shareholders' equity resulting from net income for the quarter. Shareholders' equity was $7.3 million, or 17.6% of total assets as of September 30, 1997. Book value at September 30, 1997 was $15.61 per share based on 464,526 shares outstanding.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 1997 and 1996

The Company reported net income of $80,000, or $.19 per share, for the three-months ended September 30, 1997, compared to a net loss of $12,000 for the same three-month period in 1996. Absent the one-time FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), net income for the quarter ended September 30, 1996 would have been approximately $74,000.

Net interest income before the provision for loan losses increased $45,000, or 11.4%, to $441,000 for the 1997 period, from $396,000 for the 1996 period. The increase was primarily attributed to an increase in loan interest income, resulting from an increase in total loans.

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. During the quarter ended September 30, 1997, the provision for loan losses was $26,000, compared to $17,000 for the same period in 1996. At September 30, 1997, the allowance for loan losses was .73% of total loans compared to .67% at June 30, 1997, and .58% at September 30, 1996.

Total noninterest income increased $30,000 for the quarter ended September 30, 1997 compared to the same period in 1996. The increase primarily resulted from a net gain on investment securities sold by the Company. Management anticipates that gains on the sale of real estate acquired for development, a reliable source of income in the past, will decrease in the future and consequently contribute less to noninterest income. In connection with the Bank's conversion to an Indiana stock savings bank, the FDIC required the Bank to terminate this business activity by November, 2000.

Total noninterest expenses decreased $89,000 to $340,000 for the 1997 September quarter compared to $429,000 for the 1996 September quarter. The decrease in noninterest expenses compared to a year earlier was attributed to the $142,000 FDIC special assessment expensed during the quarter ended September 30, 1996. Compared to a year earlier, salaries and employee benefits increased $66,000 for the quarter while legal and accounting fees decreased by $21,000. The increase in salaries and employee benefits resulted from an increase in the number of Bank employees, normal salary increases, and employee benefit plans adopted in connection with the stock conversion. Legal and accounting expenses decreased due to a reduced reliance on outside professionals to meet the Company's various regulatory and public reporting obligations.

Income tax expense for the three months ended September 30, 1997 was $54,000, compared to a $9,000 tax benefit for the 1996 period due to the pre-tax loss resulting from the FDIC special assessment.

Asset Quality

The allowance for loan losses was $257,000 at September 30, 1997 compared to $231,000 at June 30, 1997. Management considered the allowance for loan losses at September 30, 1997, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change and re-evaluation over time. The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 1997.

Balance, July 1, 1997               $231,397
Provision for loan losses             25,500
Recoveries                                --
Loans charged off                         --
                                  ----------

Balance, September 30, 1997         $256,897
                                  ==========

Total non-performing loans rose to $673,000 or 1.9% of total loans at September 30, 1997 compared to $561,000 or 1.6% of total loans at June 30, 1997.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 1997 and June 30, 1997, cash and interest-bearing deposits totaled $2.2 million and $4.2 million, respectively. The reduction in liquid assets funded a $996,000 increase in total loans and a $1.0 million repayment of borrowings.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At September 30, 1997, the Company had approximately $7.0 million of unused credit available to it under such guidelines. At September 30, 1997, borrowing from the FHLB totaled $8.0 million.

Shareholders' equity was $7.3 million at September 30, 1997 or 17.6% of total assets. Book value at September 30, 1997 was $15.61 per share based on 464,526 outstanding shares. All fully phased-in regulatory capital requirements for the Bank are currently met. In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of the Bank's subsidiary. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in its subsidiary) at levels sufficient for the Bank to be classified as a well- capitalized institution. The Bank's actual and required capital amounts (in thousands) and ratios are as follows as of September 30, 1997.

                                                                              Required For              Required To Be
                                                         Actual             Adequate Capital*          Well Capitalized*
                                                ----------------------     ---------------------     ---------------------
                                                   Amount       Ratio        Amount       Ratio       Amount        Ratio
                                                --------------------------------------------------------------------------

Total capital *(to risk weighted assets)           $6,222       25.5%        $1,954         8.0%        $2,443       10.0%

Tier 1 capital *(to risk weighted assets)           5,965       24.4%           977         4.0%         1,466        6.0%

Tier 1 capital *(to total assets)                   5,965       14.9%         1,603         4.0%         2,003        5.0%


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


Equity instruments granted or otherwise transferred directly to an employee by a principal stockholder are stock- based employee compensation to be accounted for in accordance with either Opinion 25 or this Statement, unless the transfer clearly is for a purpose other than compensation.

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

Earnings per Share. Statement No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock, as well as any other entity that chooses to present EPS in its financial statements.

This Statement simplifies the current standards of APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It eliminates the presentation of primary EPS and requires presentation of basic EPS (the principal difference being that common stock equivalents are not considered in the computation of basic EPS). It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the potential common shares were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to that of fully diluted EPS pursuant to Opinion No. 15.

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Statement requires restatement of all prior-period EPS data presented.

Disclosure of Information about Capital Structure.

Statement No. 129 continues the current requirements to disclose certain information about an entity's capital structure found in APB Opinion No.10, Omnibus Opinion (1966, Opinion 15, and SFAS No. 47, Disclosure of

Long-Term Obligations. It consolidates specific disclosure requirements from those standards. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in Item 7A of the Registrant's Annual Report on Form 10-K for the period ended June 30, 1997.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                       None.
Item 2.  Changes in Securities.                                   None.
Item 3.  Defaults Upon Senior Securities.                         None.

Item 4.  Submission of Matters to Vote of Security Holders.

On October 14, 1997, the Company held its second annual meeting of shareholders at which time matters submitted to a vote of stockholders included an election of two Company directors, approval and ratification of the Home Financial Bancorp Stock Option Plan, and approval and ratification of the appointment of Geo. S.
Olive & Co., LLC as auditors for the fiscal year ending June 30, 1998.

Both director nominees were elected, the Stock Option Plan and appointment of auditors were also approved and ratified by a majority of 469,526 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:


   Director Nominees                For       Against      Abstain     Non-Vote
   -----------------                ---       -------      -------     --------
John T. Gillaspy - 3 years        360,350       9,781          -        99,395
Robert W. Raper - 3 years         360,150       9,981          -        99,395

   Other Matters
   -------------
Stock Option Plan                 261,689      20,085        740       187,012
Auditors                          363,405       6,176        550        99,395

Item 5.  Other Information.
Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  3(1). The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-1746).

                  3(2).    By-Laws  of  the  Registrant  are   incorporated   by
                           reference to Exhibit 3(2) to the Report on Form 10-Q for the period ended March 31, 1997.

                  10(6)    Home Financial Bancorp Stock Option Plan.

                  27.      Financial Data Schedule (filed electronically).

         (b) Reports on Form 8-K There were no reports on Form 8-K filed during the period ended September 30, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HOME FINANCIAL BANCORP


Date:    November 11, 1997                By:  /s/ Kurt J. Meier
                                               -----------------
                                              Kurt J. Meier
                                              President and Chief Executive
                                              Officer




Date:    November 11, 1997                By: /s/ Kurt D. Rosenberger
                                              -----------------------
                                              Kurt D. Rosenberger
                                              Vice President and Chief Financial
                                              Officer