Form 10-Q
period 1997-12-31
HOME FINANCIAL BANCORP
filed 1998-02-13
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE   ACT  OF   1934   FOR   THE   TRANSITION   PERIOD   FROM   TO
         --------------------------

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)

                Indiana                                    35-1975585
----------------------------------------       ---------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)

                             279 East Morgan Street
                             Spencer, Indiana 47460
                    (Address of principle executive offices,
                               including Zip Code)

                                 (812) 829-2095

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 1998 was 929,052.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index
                                                                        Page No.
Forward Looking Statements                                                    3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                Consolidated Condensed Statement of Financial
                Condition as of December 31, 1997 and June 30, 1997
                (Unaudited)                                                   4
                Consolidated Condensed Statement of Income for the three
                months ended December 31, 1997 and 1996
                (Unaudited)                                                   5

                Consolidated Condensed Statement of Income for the six
                months ended December 31, 1997 and 1996
                (Unaudited)                                                   6

                Consolidated Condensed Statement of Changes in
                Shareholders' Equity for the six months ended December
                31, 1997 and 1996 (Unaudited)                                 7

                Consolidated Condensed Statement of Cash Flows for the
                six months ended December 31, 1997 and 1996
                (Unaudited)                                                   8

                Notes to Consolidated Condensed Financial Statements         10

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                     12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     19

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                              21
Item 2.       Changes in Securities                                          21
Item 3.       Defaults Upon Senior Securities                                21
Item 4.       Submission of Matters to a Vote of Security Holders            21
Item 5.       Other Information                                              21
Item 6.       Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                   22

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                               December 31,         June 30,
                                                                  1997                1997
                                                                                  (Unaudited)
ASSETS
    Cash                                                       $    160,309        $    296,805
    Short-term interest-bearing deposits                          4,240,093           3,887,498
                                                               ------------        ------------
        Total cash and cash equivalents                           4,400,402           4,184,303
    Investment securities available for sale                      2,115,505           2,101,734
    Loans                                                        34,942,483          34,348,648
    Allowance for loan losses                                      (275,397)           (231,397)
                                                               ------------        ------------
        Net loans                                                34,667,086          34,117,251
    Real estate acquired for development                             20,758              20,758
    Premises and equipment                                        1,107,412             963,657
    Federal Home Loan Bank Stock                                    500,000             500,000
    Other assets                                                    692,409             620,524
                                                               ============        ============
        Total assets                                           $ 43,503,572        $ 42,508,227
                                                               ============        ============

LIABILITIES
    Deposits                                                   $ 25,908,445        $ 26,156,516
    Federal Home Loan Bank advances                              10,000,000           9,000,000
    Other liabilities                                               204,977             154,577
                                                               ------------        ------------
        Total liabilities                                        36,113,422          35,311,093
                                                               ------------        ------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 4,000,000 shares                       --                  --
    Common stock, without par value:
        Authorized - 10,000,000 shares
        Issued - 929,052 shares and 939,052 shares                4,371,290           4,389,698
    Retained earnings                                             3,495,434           3,409,288
     Unearned RRP Compensation                                     (246,641)           (264,781)
     Unearned ESOP shares                                          (344,028)           (364,264)
    Unrealized gain on securities available for sale                114,095              27,193
                                                               ------------        ------------
        Total shareholders' equity                                7,390,150           7,197,134
                                                               ============        ============
        Total liabilities and shareholders' equity             $ 43,503,572        $ 42,508,227
                                                               ============        ============


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                                 Three Months Ended
                                                                     December 31,
                                                               ------------------------
                                                                 1997            1996
                                                               ---------      ---------
                                                                     (Unaudited)
Interest income
    Loans                                                      $ 828,830      $ 699,011
    Interest-bearing deposits                                     48,073         21,333
    Investment securities                                         21,078        104,597
    Other interest and dividend income                            10,082          8,090
                                                               ---------      ---------
        Total interest income                                    908,063        833,031
Interest expense
    Deposits                                                     317,359        299,429
    Advances from Federal Home Loan Bank and
other borrowings                                                 144,664        104,470
                                                               ---------      ---------
        Total interest expense                                   462,023        403,899
                                                               ---------      ---------
Net interest income                                              446,040        429,132
    Provision for losses on loans                                 25,500         25,500
                                                               ---------      ---------
Net interest income after provision for losses on loans          420,540        403,632
                                                               ---------      ---------
Other income
    Service charges on deposit accounts                           14,043          9,847
    Gain (loss) on sale of real estate acquired for
          development                                               (540)
                                                                                  7,945
     Gain (loss) on sales of securities available for sale       (14,907)
                                                                                 51,433
    Other income                                                  21,620         11,959
                                                               ---------      ---------
        Total other income                                        95,041          6,359
                                                               ---------      ---------
Other expenses
    Salaries and employee benefits                               181,163        126,961
    Net occupancy expenses                                        20,093         17,654
    Equipment expenses                                            14,842         12,590
    Deposit insurance expense                                      4,095        - - - -
    Computer processing fees                                      19,883         15,807
    Legal and accounting fees                                     48,255         30,057
    Other expenses                                                96,634         56,236
                                                               ---------      ---------
        Total noninterest expenses                               384,965        259,305
                                                               ---------      ---------
Income before income taxes                                       130,616        150,686
    Income tax expense                                            51,303         62,395
                                                               =========      =========
Net income                                                     $  79,313      $  88,291
                                                               =========      =========

Basic and diluted net income per share                         $     .10      $     .09


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                   Six Months Ended
                                                                     December 31,
                                                               ---------------------------
                                                                   1997           1996
                                                               -----------     -----------
                                                                       (Unaudited)
Interest income
    Loans                                                      $ 1,648,517     $ 1,369,403
    Interest-bearing deposits                                       83,618          63,014
    Investment securities                                           47,355         198,482
    Other interest and dividend income                              20,479          16,009
                                                               -----------     -----------
        Total interest income                                    1,799,969       1,646,908
Interest expense
    Deposits                                                       640,183         609,501
    Advances from Federal Home Loan Bank and
other borrowings                                                   272,729         212,520
                                                               -----------     -----------
        Total interest expense                                     912,913         822,021
                                                               -----------     -----------
Net interest income                                                887,056         824,887
    Provision for losses on loans                                   51,000          42,500
                                                               -----------     -----------
Net interest income after provision for losses on loans            836,056         782,387
                                                               -----------     -----------
Other income
    Service charges on deposit accounts                             26,668          19,738
    Gain (loss) on sale of real estate acquired for
          development                                                4,259
                                                                                     7,667
     Gain (loss) on sales of securities available for sale          84,058         (14,907)
    Other income                                                    35,151          26,080
                                                               -----------     -----------
        Total other income                                         153,544          35,170
                                                               -----------     -----------
Other expenses
    Salaries and employee benefits                                 361,659         241,045
    Net occupancy expenses                                          41,998          35,220
    Equipment expenses                                              32,080          25,501
    Deposit insurance expense                                        7,847         156,940
    Computer processing fees                                        39,342          31,654
    Legal and accounting fees                                       72,503          74,862
    Other expenses                                                 169,222         123,056
                                                               -----------     -----------
        Total noninterest expenses                                 724,651         688,278
                                                               -----------     -----------
Income before income taxes                                         264,950         129,279
    Income tax expense                                             105,373          53,266
                                                               ===========     ===========
Net income                                                     $   159,577     $    76,013
                                                               ===========     ===========

Basic and diluted net income per share                         $       .19     $       .08


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                    Form 10-Q

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                        1997            1996
                                                    -----------      -----------
                                                             (Unaudited)
Balance, July 1                                     $ 7,197,134      $ 3,410,072
Net income                                              159,577           76,013
Common stock issued in conversion, net of costs              --        4,728,294
                                                    -----------      -----------
Common stock repurchased and retired                         --
                                                        (73,454)              --
Fair value adjustment of ESOP shares                     28,338               --
                                                    -----------      -----------
Contribution for unearned ESOP shares                        --         (404,740)
                                                    -----------      -----------
ESOP shares earned                                       20,236           24,996
RRP shares earned                                        18,140               --
                                                    -----------      -----------
Cash dividends                                          (23,272)
                                                                         (46,723)

Net change in unrealized gain on securities
   available for sale                                    86,902           47,616
                                                    -----------      -----------

Balance, December 31                                $ 7,390,150      $ 7,858,979
                                                    ===========      ===========



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                               Six Months Ended
                                                                 December 31,
                                                          ----------------------------
                                                             1997             1996
                                                          -----------      -----------
                                                                 (Unaudited)
OPERATING ACTIVITIES
Net income                                                $   159,577      $    76,013
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                  42,500
                                                                                51,000
    Depreciation and amortization                              37,614
                                                                                42,257
     Investment securities (gains) losses                      14,907
                                                                               (84,058)
    Change in interest receivable                             (30,698)
                                                                                13,112
     Fair value adjustment of ESOP shares                                      - - - -
                                                                                28,338
     Amortization of unearned ESOP shares                                      - - - -
                                                                                20,236
     Amortization of unearned RRP shares                                       - - - -
                                                                                18,140
    Other adjustments                                         115,521
                                                                                 4,783
                                                          -----------      -----------
        Net cash provided by operating activities             253,385          255,857
                                                          -----------      -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                 (1,326,242)      (2,960,056)
Proceeds from sales of securities available for sale        1,060,414
                                                                             1,103,937
Proceeds from maturities and repayments of investment
securities available for sale                               1,072,886
                                                                               434,741
Net changes in loans                                         (841,774)      (2,572,299)
Purchase of Federal Home Loan Bank of Indianapolis                               stock
                                                                   --          (50,000)
                                                          -----------      -----------
Proceeds from sale of premises and equipment                       --           35,000
                                                          -----------      -----------
Purchases of premises and equipment                          (318,004)
                                                                              (185,316)
Proceeds from real estate owned sales                                          - - - -
                                                                               145,616
Proceeds from sale of real estate acquired for
    development                                                    --          129,387
                                                          -----------      -----------
    Net cash used by investing activities                    (669,038)      (3,602,672)
                                                          -----------      -----------

FINANCING ACTIVITIES Net change in:
    NOW and savings accounts                                  323,057       (4,094,147)
    Certificates of deposit                                  (244,162)
                                                                              (571,128)
Proceeds from Federal Home Loan Bank advances               2,000,000        1,000,000

Repayment of Federal Home Loan Bank advances               (1,000,000)      (1,500,000)
Sale of common stock, net of costs                            - - - -        4,587,470
Common stock repurchased and retired                                           - - - -
                                                                               (73,454)
Cash dividends                                                (23,272)
                                                                               (46,723)
                                                          -----------      -----------
    Net cash used by financing activities                    (274,111)
                                                                               631,752
                                                          -----------      -----------

                                                            Six Months Ended
                                                               December 31,
                                                        -------------------------
                                                           1997           1996
                                                        ----------     ----------
                                                               (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                    216,099        938,512

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           4,184,303      1,385,979
                                                        ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $4,400,402     $2,324,491
                                                        ==========     ==========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                           $  460,912     $  797,146
Income tax paid                                            112,110        129,000




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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to July 1, 1996 relates solely to the Bank (See Note B). The results of operations for the three months and six months ended December 31, 1997 are not necessarily indicative of those expected for the remainder of the year.

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

NOTE C:  Special Savings Association Insurance Fund Assessment

The deposits of the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"). A recapitalization plan for the SAIF was enacted in late September 1996 which provided for a special assessment on substantially all SAIF-insured institutions to enable the SAIF to achieve its required level of reserves. The proposed assessment of .657% was effected based on deposits as of March 31, 1995 and the Bank's special assessment was $142,457 before taxes. Accordingly, this special assessment, which was payable on November 27, 1996, significantly increased other expenses and adversely affected results of operations for the six month period ended December 31, 1996.

NOTE D:  Stock Option Plan

On July 23, 1997, the Board of Directors approved a Stock Option Plan. The Plan was approved by stockholders on October 14, 1997. Under the Stock Option Plan, stock options representing an aggregate of up to 10% of common stock sold in the conversion may be granted to directors, officers and other key employees of the Company or its subsidiary.

NOTE E:  Earnings Per Share

Earnings per share (EPS) were computed as follows:

        For the Three Months Ended
                      December 31,     1997                                   1996
                                 ----------------------------------------   ----------------------------------------
                                                Weighted      Per                         Weighted       Per
                                     Net        Average      Share             Net        Average       Share
                                    Income      Shares       Amount          Income        Shares       Amount
                                 ----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders           $ 79,313      831,938     $   0.10        $ 88,291      930,904         0.09
                                                            ========                                      ====
Effect of Dilutive Securities            0        1,704                            0            0
                                  ---------------------                     ---------------------

Diluted Earnings Per Share:
    Income Available to
    Common Stockholders             79,313     $833,642     $   0.10        $ 88,291      930,904     $   0.09
                                    ================================        ==================================


          For the Six Months Ended
                      December 31,     1997                                       1996
                                   ----------------------------------------   ----------------------------------------
                                                  Weighted        Per                         Weighted       Per
                                       Net         Average       Share             Net        Average       Share
                                      Income       Shares        Amount          Income        Shares       Amount
                                   ----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders              $159,577      831,036     $   0.19        $ 76,013         930,904        0.08
                                                               ========                                        ====
Effect of Dilutive Securities               0        2,517                            0               0
                                      --------------------                     ------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders              $159,577      833,553     $   0.19        $ 76,013         930,904        0.08
                                     ==================================        ====================================

NOTE F:  2 for 1 Stock Split

On December 9, 1997, the Company announced a 2 for 1 stock split, under which every share of its Common Stock outstanding at the close of business on December 23, 1997 was converted into two shares of Common Stock. The additional certificates were distributed to shareholders on January 6, 1998. As a result of the stock split, the number of shares outstanding increased from 464,526 to 929,052 shares. For presentation in this report, all share and per share data have been restated for the 2 for 1 stock split.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Home Financial Bancorp ("Company") is an Indiana corporation which was organized in February 1996 to become a bank holding company upon its acquisition of all the capital stock of Owen Community Bank, s.b. ("Bank") in connection with the Bank's conversion from mutual to stock form. The Company became the Bank's holding company at July 1, 1996. At December 31, 1997, the principal asset of the Company consisted of 100% of the issued and outstanding shares of common stock of the Bank. At that date, the Company had no material liabilities, and aside from purchases and sales of investment securities, the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

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

BSF, Inc. ("BSF") is the wholly owned subsidiary of the Bank which engages in purchasing and developing large tracts of real estate. After land is purchased, BSF subdivides the real estate into lots, makes improvements such as streets and sells individual lots, usually on contract. In connection with the Bank's conversion to an Indiana stock savings bank, the FDIC required the Bank to cease BSF's land acquisitions, divest BSF's non-conforming real estate holdings by November 16, 2000, and maintain the Bank's capital at levels sufficient to classify the Bank as a well-capitalized institution. BSF has ceased land acquisitions and is in process of divesting of its real estate holdings.

The Company's subsidiary Bank recently entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of a low income housing project. The project will result in a 24 unit apartment complex for senior living. The total cost of the project will be approximately $1.4 million. The Bank purchased a 99% limited partnership interest for $732,000. Funds are to be dispersed by installments during project construction, which is expected to start in the Spring of 1998. The Bank's investment in the project is eligible for income tax credits over the fifteen year life of the Agreement.

Management estimates that the Bank will be able to utilize approximately $107,000 in low income tax credits annually. However, in order to maximize the benefit of the tax credits the project must maintain an acceptable occupancy rate and prove that it qualifies for the tax credits on an annual basis. Additionally, there are no assurances that changes in tax laws will not affect the availability of low income tax credits in future years.

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

Financial Condition

Total assets increased $1.0 million or 2.3%, to $43.5 million at December 31, 1997 compared to $42.5 million at June 30, 1997. Cash and short-term interest bearing deposits totaled $4.4 million; an increase of $216,000. A portion of cash and short-term deposits will be used to repay borrowings maturing in the third fiscal quarter of 1998. Investment securities totaled $2.1 million at each of the quarters-ended December 31, 1997 and June 30, 1997. Total loans increased by $594,000, or 1.7%, during the past six months, to $34.9 million.

During the six months since June 30, 1997, premises and equipment increased $144,000 to $1.1 million. This increase was due to costs for initial construction on the future Bank branch site in the southern Putnam County town of Cloverdale, as well as costs for finishing construction on new facilities adjacent to the Bank's existing main office in Spencer. The cost of construction, furniture and equipment for the new branch is estimated at $750,000.

Deposits decreased $248,000 from levels reported six months earlier; totaling $25.9 million at December 31, 1997 compared to $26.2 at June 30, 1997. Borrowings at the Federal Home Loan Bank ("FHLB") increased $1.0 million to $10.0 million as of December 31, 1997.

No common stock repurchases where made by the Company in the second fiscal quarter of 1998. However, during the first fiscal quarter ended September 30, 1997, the Company repurchased and retired 10,000 shares of common stock pursuant to a 10% stock repurchase plan announced on March 10, 1997. The Company has repurchased and retired a total of 82,800 shares of common stock (as adjusted for the 2 for 1 stock split). Stock repurchases reduced the number of shares outstanding and reduced the overall increase in total shareholders' equity that otherwise would have resulted from fiscal year-to-date net income. Shareholders' equity was $7.4 million, or 17.0% of total assets as of December 31, 1997 compared to $7.2 million or 16.9% of total assets as of June 30 1997. Book value at December 31, 1997 was $7.95 per share based on 929,052 shares outstanding.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 1997 and 1996

Net income for the second quarter ended December 31, 1997 was $79,000, or $.10 per share based on an average of 833,436 diluted shares outstanding. Net income for the same period last year was $88,000, or $.09 per share based on an average of 930,904 diluted shares outstanding. Net income declined primarily because non-interest expenses for the quarter increased compared to a year earlier.

Net interest income before the provision for loan losses increased $17,000, or 3.9%, to $446,000 for the 1997 period, from $429,000 for the 1996 period. The increase was primarily attributed to an increase in loan interest income, resulting from an increase in total loans.

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. The provision for loan losses was $26,000, in both quarters ended December 31, 1997 and 1996. At December 31, 1997, the allowance for loan losses was .79% of total loans compared to .67% at June 30, 1997.

Total non-interest income totaled $95,000 for the quarter ended December 31, 1997 compared to $6,000 for the same period in 1996. The increase primarily resulted from a $51,000 net gain on investment securities sold by the Company during the second quarter this year compared to a $15,000 net loss on securities sold for the same period a year earlier. Gains on the sale of real estate acquired for development totaled $8,000 for the quarter. However, management anticipates that gains on the sale of real estate acquired for development, a reliable source of income in the past, will decrease in the future and consequently contribute less to non-interest income. In connection with the Bank's conversion to an Indiana stock savings bank, the FDIC required the Bank to terminate this business activity by November, 2000.

Total non-interest expenses increased $126,000 to $385,000 for the 1997 December quarter compared to $259,000 for the 1996 December quarter. Salaries and employee benefits totaled $181,000 for the three months ended December 31, 1997, compared to $127,000 for the same period last year. Expenses associated with employee benefit plans adopted during fiscal year 1997, an increase in the number of employees, and a general increase in operating expenses contributed to the increase in overall non-interest expenses.

Income tax expense for the second fiscal quarter of 1998 was $51,000, compared to $62,000 for the second fiscal quarter of 1997.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 1997 and 1996

Fiscal year-to-date net income totaled $160,000 or $.19 per share based on an average of 833,553 diluted shares outstanding, compared to $76,000 or $.08 per share based on an average of 930,904 diluted shares outstanding for the same period of fiscal 1997. Deposit insurance expense decreased by $149,000 compared to last year mainly due to the one time FDIC special assessment paid in September 1996 to recapitalize the Savings Association Insurance Fund ("SAIF").

For the six months ended December 31, 1997, net interest income before provisions for loan losses totaled $887,000 compared to $825,000 for the six months ended December 31, 1996; a 7.5% increase. Loan growth of 17.1% over the twelve months ended December 31, 1997 lead to a 20.4% increase in loan interest income for the first six months of fiscal 1998, compared to the same period a year earlier.

Provisions for loan losses totaled $51,000, during the six months ended December 31, 1997, compared to approximately $43,000 during the same period last year. At December 31, 1997, the allowance for loan losses was .79% of total loans compared to .67% at June 30, 1997, and .64% at December 31, 1996.

Total non-interest income totaled $154,000 for the six months ended December 31, 1997 compared to $35,000 for the same period in 1996. The increase primarily resulted from gains on investment securities sold during the period. For the first two quarters of fiscal 1998, the net gain on securities sold totaled $84,000, compared to a $15,000 net loss on securities sold during the same period a year earlier. New deposit products and services have generated additional service charges associated with deposit accounts. Fiscal year-to-date 1998 service charges on deposit accounts amounted to $27,000, compared to $20,000 for the first six months of fiscal 1997; an increase of 35.1%.

Total non-interest expenses increased $36,000 to $725,000 for the six months ended December 31, 1997, compared to $688,000 for the six months ended December 31, 1996. The drop in deposit insurance expense from $157,000 for first half of fiscal 1997 to $8,000 for the first half of fiscal 1998 was more than offset by increases in other non-interest expenses. Salaries and employee benefits totaled $362,000 for the six months ended December 31, 1997, compared to $241,000 for the same period last year. Expenses associated with employee benefit plans adopted during fiscal year 1997, an increase in the number of employees, computer processing fees, equipment expenses and a general increase in operating expenses contributed to the increase in overall non-interest expenses.

Year-to-date income tax expense at the end of the second fiscal quarter of 1998 was $105,000, compared to $53,000 for the same period in fiscal year 1997. The increased income tax was a consequence of increased earnings this year versus the comparable period last year.

Asset Quality

The allowance for loan losses was $275,000 at December 31, 1997 compared to $231,000 at June 30, 1997. Management considered the allowance for loan losses at December 31, 1997, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change and re-evaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the six months ended December 31, 1997.

Balance, July 1, 1997               $231,397
Provision for loan losses             51,000
Recoveries                                --
Loans charged off                      7,000
                                  ----------

Balance, December 31, 1997          $275,397
                                  ==========

Total non-performing loans fell to $429,000 or 1.2% of total loans at December 31, 1997 compared to $561,000 or 1.6% of total loans at June 30, 1997. Real estate acquired through foreclosure totaled $254,000 at December 31, 1997, compared to $177,000 at June 30, 1997. Other repossessed assets amounted to $27,000 and $10,000 at December 31, 1997 and June 30, 1997, respectively. Total non-performing assets were $710,000 or 1.6% of assets at December 31, 1997.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 1997 and June 30, 1997, cash and interest-bearing deposits totaled $4.4 million and $4.2 million, respectively. A portion of liquid assets accumulated as of December 31, 1997 will be used to retire certain borrowings maturing in the third fiscal quarter of 1998.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At December 31, 1997, the Company had approximately $4.5 million of unused credit available to it under such guidelines. At December 31, 1997, borrowing from the FHLB totaled $10.0 million.

Shareholders' equity was $7.4 million at September 30, 1997 or 17.0% of total assets. Book value at December 31, 1997 was $7.95 per share based on 929,052 outstanding shares. All fully phased-in regulatory capital requirements for the Bank are currently met. In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of the Bank's subsidiary. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in its subsidiary) at levels sufficient for the Bank to be classified as a well-capitalized institution.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of December 31, 1997.


                                                                           Required For        Required To Be Well
                                                       Actual            Adequate Capital*         Capitalized*
                                               ----------- ----------- ----------- ---------- ----------- -----------
                                                 Amount      Ratio       Amount      Ratio      Amount      Ratio
                                               ----------- ----------- ----------- ---------- ----------- -----------

Total capital *(to risk weighted assets)          $6,332      25.5%      $1,984        8.0%       $2,480    10.0%

Tier 1 capital *(to risk weighted assets)          6,057      24.4%         992        4.0%        1,488     6.0%

Tier 1 capital *(to total assets)                  6,057      14.4%       1,688        4.0%        2,110     5.0%

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

The Year 2000 Issue

Management recognizes the need to minimize risk to operations due to Year 2000 ("Y2K") hardware, software and database failures. Such failures due to processing errors potentially arising from calculations using the Y2K date are a known risk. Management has established a plan for evaluating and managing the risks and costs associated with this problem. The Company is currently in the process of evaluating its computer hardware, software and databases to determine whether or not modifications will be required to prevent problems related to Y2K.

As of December 31, 1997, management had identified some computer systems that are not Y2K compliant. It is not expected that modifying or replacing these systems will have a material effect on the Company's fiscal year 1998 financial statements taken as a whole. Although management does not anticipate material operating expenses or the need to invest heavily in computer system improvements to be Y2K compliant, at this time, the full cost of modifications that may ultimately be required to correct all Y2K problems has yet to be determined.

Management plans to make modifications or replacements to at risk internal systems during 1998, and test these changes during 1998 and 1999. Management is working with its data service providers and software vendors to assure that the Company and its subsidiary Bank are prepared for Y2K. The Company has, and will continue to make investments in its systems and applications to ensure, to the degree possible, Y2K compliance.

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

The Company has reported its EPS in accordance with the provisions of SFAS 128 beginning with the periods reported in this Form 10-Q.

Disclosure of Information about Capital Structure.

Statement No. 129 continues the current requirements to disclose certain information about an entity's capital structure found in APB Opinion No.10, Omnibus Opinion (1966, Opinion 15, and SFAS No. 47), Disclosure of Long-Term Obligations. It consolidates specific disclosure requirements from those standards. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

Asset/Liability Management

The Bank's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Bank's interest-earning assets. FHLB advances are used in an effort to match the effective maturity of interest-bearing liabilities to its interest-earning assets.

The Bank has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Bank uses the economic value of equity ("EVE") methodology to gauge interest rate risk exposure. EVE is defined as the net present value of the balance sheet's cash flow. EVE is considered synonymous with other terms common to asset/liability analysis, such as market value of portfolio equity ("MVPE"), net economic value ("NEC"), and net portfolio value ("NPV"). EVE is analogous to the book value of equity, except it is valued using discounted rates that would be applicable if all balance sheet items were priced under prevailing market conditions. The EVE methodology is an attempt to estimate market value of equity by measuring economic value through the use of known market-derived factors.

The application of the methodology attempts to quantify interest rate risk as the change in the EVE which would result from a theoretical 200 and 400 basis point (1 basis point equals .01%) change in market interest rates. Both 200 and 400 basis point increases in market interest rates and 200 and 400 basis point decreases in market interest rates are considered.

At September 30, 1997, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's EVE would decrease 6.7% and 24.8% in the event of 200 and 400 basis point increases in market interest rates respectively. The Bank's EVE at the same date would decrease 6.1% and 8.6% in the event of 200 and 400 basis point decreases in market ratio, respectively.

Presented below, as of September 30, 1997, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                       Economic Value Summary Performance

                                                       EV as % of
                                                    Present Value (PV)
 Change                Economic Value                   of Assets
In Rates    $ Amount      $ Change    % Change     EV Ratio      Change
(Dollars in thousands)
+400 bp*     $4,291       $(1,416)     (24.81)%      11.66%      (261) bp
+200 bp       5,323          (383)      (6.72)       13.76        (51) bp
   0 bp       5,707             0        0.00        14.27       ----
-200 bp       5,361          (346)      (6.06)       13.20       (107) bp
-400 bp       5,217          (489)      (8.57)       12.59       (168) bp
*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock EV Ratio:  EV as % of PV of Assets          14.27%
                  Exposure Measure:  Post-Shock EV Ratio                13.20%
                  Sensitivity Measure:  Change in EV Ratio              107 bp

Management believes that the EVE methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows; weighing each by its appropriate discount factor. Second, because the EVE method projects cash flows of each financial instrument under different interest-rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the EVE methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates. Additionally, the EVE methodology may not reflect the full impact of annual and life-time restrictions on changes in rates for certain assets, such as adjustable-rate mortgage loans. When interest rates change, actual loan repayments and actual early withdrawals from certificates may deviate significantly from assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate customers' ability to service their debt. All of these factors are considered in monitoring the Bank's exposure to interest rate risk.

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

Both director nominees were elected, the Stock Option Plan and appointment of auditors were also approved and ratified by a majority of 469,526 issued and outstanding share votes, prior to the recent stock split. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

            Director Nominees     For       Against     Abstain     Non-Vote
            -----------------     ---       -------     -------     --------
John T. Gillaspy - 3 years        360,350       9,781                 99,395
                                                           -
Robert W. Raper - 3 years         360,150       9,981                 99,395
                                                           -
              Other Matters
Stock Option Plan                 261,689      20,085      740       187,012
Auditors                          363,405       6,176      550        99,395



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

                  10(6). Home Financial Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(6) to the Report on Form 10-Q for the period ended September 30, 1997.

                  27.      Financial Data Schedule (filed electronically).

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the period ended December 31, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HOME FINANCIAL BANCORP


Date:    February 12, 1998                       By:/s/ Frank R. Stewart
                                                    ------------------------
                                                    Frank R. Stewart
                                                       Chairman of the Board





Date:    February 12, 1998                       By:/s/ Kurt D. Rosenberger
                                                    ------------------------
                                                    Kurt D. Rosenberger
                                                       Vice President and
                                                       Chief Financial Officer