Form 10-Q
period 1998-03-31
HOME FINANCIAL BANCORP
filed 1998-05-13
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE   ACT  OF   1934

         FOR   THE   TRANSITION   PERIOD   FROM __________  TO _____________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of May 1, 1998 was 929,052.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index
                                                                        Page No.
Forward Looking Statements                                                    3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                 Consolidated Condensed Statement of Financial
                 Condition as of March 31, 1998 and June 30, 1997
                 (Unaudited)                                                  4

                 Consolidated Condensed Statement of Income for the three months ended March 31, 1998 and 1997
                 (Unaudited)                                                  5

                 Consolidated Condensed Statement of Income for the nine
                 months ended March 31, 1998 and 1997
                 (Unaudited)                                                  6

                 Consolidated Condensed Statement of Changes in
                 Shareholders' Equity for the nine months ended March
                 31, 1998 and 1997 (Unaudited)                                7

                 Consolidated Condensed Statement of Cash Flows for the
                 nine months ended March 31, 1998 and 1997
                 (Unaudited)                                                  8

                 Notes to Consolidated Condensed Financial Statements        10

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                     12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     19

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                              22
Item 2.       Changes in Securities                                          22
Item 3.       Defaults Upon Senior Securities                                22
Item 4.       Submission of Matters to a Vote of Security Holders            22
Item 5.       Other Information                                              22
Item 6.       Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                                   23

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                        March 31,                  June 30,
                                                                           1998                      1997
                                                                                     (Unaudited)
ASSETS
    Cash                                                                $     290,664           $     296,805
    Short-term interest-bearing deposits                                    2,937,636               3,887,498
                                                                 ------------------------- --------------------------
        Total cash and cash equivalents                                     3,228,300               4,184,303
    Investment securities available for sale                                2,029,502               2,101,734
    Loans                                                                  34,042,430              34,348,648
    Allowance for loan losses                                                (294,095)               (231,397)
                                                                 ------------------------- --------------------------
        Net loans                                                          33,748,335              34,117,251
    Real estate acquired for development                                       20,758                  20,758
    Premises and equipment                                                  1,328,235                 963,657
    Federal Home Loan Bank Stock                                              500,000                 500,000
    Other assets                                                              610,747                 620,524
                                                                 ------------------------- --------------------------
        Total assets                                                      $41,465,877             $42,508,227
                                                                 ========================= ==========================

LIABILITIES
    Deposits                                                              $26,105,708             $26,156,516
    Federal Home Loan Bank advances                                         7,700,000               9,000,000
    Other liabilities                                                            198,636              154,577
                                                                 ------------------------- --------------------------
        Total liabilities                                                  34,004,344              35,311,093
                                                                 ------------------------- --------------------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 4,000,000 shares                            - - - -                 - - - -
    Common stock, without par value:
        Authorized - 10,000,000 shares
        Issued - 929,052 shares and 939,052 shares                          4,379,757               4,389,698
    Retained earnings                                                       3,610,776               3,409,288
     Unearned RRP Compensation                                               (235,759)               (264,781)
     Unearned ESOP shares                                                    (333,909)               (364,264)
    Unrealized gain on securities available for sale                           40,668                  27,193
                                                                 ------------------------- --------------------------
        Total shareholders' equity                                          7,461,533               7,197,134
                                                                 ------------------------- --------------------------
        Total liabilities and shareholders' equity                        $41,465,877             $42,508,227
                                                                 ========================= ==========================

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                               Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                               1998            1997
                                                             ---------      ---------
                                                                    (Unaudited)
Interest income
    Loans                                                    $ 821,297      $ 752,247
    Interest-bearing deposits                                   42,163         22,378
     Investment securities                                      14,648         68,211
    Tax exempt interest                                             --         12,756
    Other interest and dividend income                          94,661          7,937
                                                             ---------      ---------
        Total interest income                                  972,769        863,529
Interest expense
    Deposits                                                   316,670        290,331
    Advances from Federal Home Loan Bank and
other borrowings                                               128,982        124,200
                                                             ---------      ---------
        Total interest expense                                 445,652        414,531
                                                             ---------      ---------
Net interest income                                            527,117        448,998
    Provision for losses on loans                               25,500         17,000
                                                             ---------      ---------
Net interest income after provision for losses on loans        501,617        431,998
                                                             ---------      ---------
Other income
    Service charges on deposit accounts                         14,361         10,493
    Gain (loss) on sale of real estate acquired for
          development                                           11,534
                                                                                 (356)
     Gain (loss) on sales of securities
          available for sale                                    16,758
                                                                                4,242
    Other income                                                15,484          6,508
                                                             ---------      ---------
        Total other income                                      33,731         45,293
                                                             ---------      ---------
Other expenses
    Salaries and employee benefits                             195,668        165,575
    Net occupancy expenses                                      20,979         17,836
    Equipment expenses                                          13,728         14,477
    Deposit insurance expense                                    4,027          3,671
    Computer processing fees                                    19,976         18,089
    Legal and accounting fees                                   24,723         59,124
    Other expenses                                              56,157         68,656
                                                             ---------      ---------
        Total noninterest expenses                             335,258        347,428
                                                             ---------      ---------
Income before income taxes                                     200,090        129,863
    Income tax expense                                          66,800         51,126
                                                             ---------      ---------
Net income                                                   $ 133,290      $  78,737
                                                             =========      =========

Basic and diluted net income per share                       $     .16      $     .09


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                        Nine Months Ended
                                                            March 31,
                                                  --------------------------
                                                     1998           1997
                                                  ----------      ----------
                                                         (Unaudited)
Interest income
    Loans                                         $2,469,814      $2,132,701
    Interest-bearing deposits                        125,781          85,392
     Investment securities                            62,003         249,376
    Tax exempt interest                              - - - -          30,073
    Other interest and dividend income               115,140          23,946
                                                  ----------      ----------
        Total interest income                      2,772,738       2,521,488
Interest expense
    Deposits                                         956,853         899,832
    Advances from Federal Home Loan Bank and
other borrowings                                     401,711         336,720
                                                  ----------      ----------
        Total interest expense                     1,358,564       1,236,552
                                                  ----------      ----------
Net interest income                                1,414,174       1,284,936
    Provision for losses on loans                     76,500          59,500
                                                  ----------      ----------
Net interest income after provision
     for losses on loans                           1,337,674       1,225,436
                                                  ----------      ----------
Other income
    Service charges on deposit accounts               41,029          30,657
    Gain (loss) on sale of real estate
          acquired for development                    15,793
                                                                       7,311
     Gain (loss) on sales of securities
          available for sale                          88,300           1,851
    Other income                                      50,635          21,111
                                                  ----------      ----------
        Total other income                           187,275          69,412
                                                  ----------      ----------
Other expenses
    Salaries and employee benefits                   557,327         363,958
    Net occupancy expenses                            62,977          53,056
    Equipment expenses                                45,808          39,978
    Deposit insurance expense                         11,874         160,611
    Computer processing fees                          59,318          49,743
    Legal and accounting fees                         97,226         133,986
    Other expenses                                   225,379         234,374
                                                  ----------      ----------
        Total other expenses                       1,059,909       1,035,706
                                                  ----------      ----------
Income before income taxes                           465,040         259,142
    Income tax expense                               172,173         104,391
                                                  ----------      ----------
Net income                                        $  292,867      $  154,751
                                                  ==========      ==========

Basic and diluted net income per share            $      .35      $      .17

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                    Form 10-Q

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                        1998              1997
                                                     -----------       -----------
                                                              (Unaudited)

Balance, July 1                                      $ 7,197,134       $ 3,410,072
Net income                                               292,867           154,751
Common stock issued in conversion, net of costs               --         4,728,294
Common stock repurchased and retired                     (73,454)         (310,000)
Fair value adjustment of ESOP shares                      18,857             - - -
Contribution for unearned ESOP shares                         --          (404,740)
ESOP shares earned                                        30,355            44,302
Contribution for unearned RRP shares                          --          (290,172)
RRP shares earned                                         29,022            14,509
Cash dividends                                           (46,723)          (46,545)
Net change in unrealized gain on securities
   available for sale                                     13,475            46,416
                                                     -----------       -----------
Balance, March 31                                    $ 7,461,533       $ 7,346,887
                                                     ===========       ===========



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                 Nine Months Ended
                                                                      March 31,
                                                            -----------------------------
                                                               1998              1997
                                                            -----------       -----------
                                                                     (Unaudited)
OPERATING ACTIVITIES
Net income                                                  $   292,867       $   154,751
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                    76,500            59,500
    Depreciation and amortization                                63,839            56,391
      Investment securities (gains) losses                      (88,300)           (1,851)
    Change in interest receivable                                18,486           (10,665)
     Fair value adjustment of ESOP shares                        18,857           - - - -
     Amortization of unearned ESOP shares                        30,355            44,302
     Amortization of unearned RRP shares                         29,022            14,509
    Other adjustments                                            61,775           115,192
                                                            -----------       -----------
        Net cash provided by operating activities               503,401           432,129
                                                            -----------       -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                   (1,473,367)       (3,094,744)
Proceeds from sales of securities available for sale          1,183,812         4,374,184

Proceeds from maturities and repayments of investment
securities available for sale                                   468,069         1,279,967
Net changes in loans                                             51,477        (5,518,560)
Purchase of Federal Home Loan Bank of Indianapolis stock
                                                                - - - -           (50,000)
Proceeds from sale of premises and equipment                    - - - -            35,000
Purchases of premises and equipment                            (428,417)         (414,999)
Proceeds from real estate owned sales                           210,007           - - - -
Proceeds from sale of real estate acquired for
    development                                                 - - - -           143,682
                                                            -----------       -----------
    Net cash provided (used) by investing activities             11,581        (3,245,470)
                                                            -----------       -----------

FINANCING ACTIVITIES Net change in:
    NOW, demand deposit and savings accounts                    618,762        (4,063,629)
    Certificates of deposit                                    (669,570)         (681,994)
Proceeds from Federal Home Loan Bank advances                 2,000,000         2,300,000
Repayment of Federal Home Loan Bank advances                 (3,300,000)       (1,500,000)
Sale of common stock, net of costs                              - - - -         4,728,294
Contribution for unearned ESOP shares                           - - - -          (404,740)
Contribution for unearned RRP shares                            - - - -          (290,172)
Common stock repurchased and retired                            (73,454)         (310,000)
Cash dividends                                                  (46,723)          (46,545)
                                                            -----------       -----------
    Net cash used by financing activities                    (1,470,985)         (268,786)
                                                            -----------       -----------

                                                              Nine Months Ended
                                                                   March 31,
                                                         -----------------------------
                                                            1998              1997
                                                         -----------       -----------
                                                                  (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (956,003)       (3,082,127)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             4,184,303         5,720,620
                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 3,228,300       $ 2,638,493
                                                         ===========       ===========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                            $ 1,358,566       $ 1,236,522
Income tax paid                                              161,910


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months and nine months ended March 31, 1998 are not necessarily indicative of those expected for the remainder of the year.

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

NOTE D:  Stock Option Plan

On July 23, 1997, the Board of Directors approved a Stock Option Plan. The Plan was approved by stockholders on October 14, 1997. Under the Stock Option Plan, stock options representing an aggregate of up to 10% of common stock sold in the conversion may be granted to directors, officers and other key employees of the Company or its subsidiary. Under the Stock Option Plan 71,600 incentive stock options have been granted to directors, executive officers, and other employees.

NOTE E:  Earnings Per Share

Earnings per share (EPS) were computed as follows:



For the Three Months Ended March 31,                1998                                 1997
                                  -----------------------------------------   ----------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                       Net         Average       Share             Net        Average       Share
                                      Income        Shares       Amount          Income        Shares       Amount
                                  -----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders               $  133,290     832,665       $0.16      $    78,737     901,866        $0.09
                                                                 =======                                  ========
Effect of Dilutive Securities                  0       7,545                            0       7,376
                                      ----------------------                  -----------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders             $    133,290     840,210        0.16      $    78,737     909,242         0.09
                                  ======================================      ====================================



For the Nine Months Ended March 31,                 1998                                 1997
                                   ----------------------------------------  -----------------------------------------
                                                  Weighted        Per                        Weighted        Per
                                       Net         Average       Share            Net        Average        Share
                                      Income       Shares        Amount         Income        Shares       Amount
                                   ----------------------------------------  -----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders               $ 292,867     831,580      $0.35     $   154,750       901,996         $0.17
                                                                ======                                     =======
Effect of Dilutive Securities                 0       4,193                          0         4,134
                                      ---------------------                -------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders               $ 292,867     835,773        $0.35   $   154,750       906,130         $0.17
                                      ==================================   =======================================


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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Home Financial Bancorp ("Company") is an Indiana corporation which was organized in February 1996 to become a bank holding company upon its acquisition of all the capital stock of Owen Community Bank, s.b. ("Bank") in connection with the Bank's conversion from mutual to stock form. The Company became the Bank's holding company at July 1, 1996. At March 31, 1998, the principal asset of the Company consisted of 100% of the issued and outstanding shares of common stock of the Bank. At that date, the Company had no material liabilities, and aside from purchases and sales of investment securities, the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

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

The Company's subsidiary Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of a low income housing project. The project will result in a 24 unit apartment complex for senior living. The total cost of the project will be approximately $1.4 million. The Bank purchased a 99% limited partnership interest for $732,000. Funds are to be dispersed by installments during project construction, which is expected to start in the Summer of 1998. The Bank's investment in the project is eligible for income tax credits over the fifteen year life of the Agreement.

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

Financial Condition

Total assets decreased $1.0 million or 2.5%, to $41.5 million at March 31, 1998 compared to $42.5 million at June 30, 1997. Cash and short-term interest bearing deposits totaled $3.2 million; a decrease of $956,000. The decline in cash and short-term deposits can be traced to the repayment of borrowings that matured during the third quarter. Investment securities totaled $2.0 million at March 31, 1998; down $72,000 from nine months earlier. Due to loan repayments and lower loan demand for the period, total loans decreased $306,000, or 0.9%, during the past nine months, to $34.0 million.

During the nine months since June 30, 1997, premises and equipment increased $365,000 to $1.3 million. This increase was due to costs for ongoing construction on the future Bank branch site in the southern Putnam County town of Cloverdale, as well as costs for finishing construction on new facilities adjacent to the Bank's existing main office in Spencer. The cost of construction, furniture and equipment for the new branch is estimated at $750,000.

Deposits at March 31, 1998 were $26.1 million; approximately the same level as reported nine months earlier. Borrowings at the Federal Home Loan Bank ("FHLB") decreased $1.3 million to $7.7 million as of March 31, 1998.

No common stock repurchases where made by the Company in the second or third fiscal quarter of 1998. However, during the first fiscal quarter ended September 30, 1997, the Company repurchased and retired 10,000 shares of common stock pursuant to a 10% stock repurchase plan announced on March 10, 1997. The Company has repurchased and retired a total of 82,800 shares of common stock (as adjusted for the 2 for 1 stock split). Stock repurchases reduced the number of shares outstanding and reduced the overall increase in total shareholders' equity that otherwise would have resulted from fiscal year-to-date net income. Shareholders' equity was $7.5 million, or 18.0% of total assets as of March 31, 1998 compared to $7.2 million or 16.9% of total assets as of June 30 1997. Book value at March 31, 1998 was $8.03 per share based on 929,052 shares outstanding.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 1998 and 1997

Net income for the third quarter ended March 31, 1998 was $133,000, or $.16 per share based on an average of 840,210 diluted shares outstanding. Net income for the same period last year was $79,000, or $.09 per share based on an average of 909,242 diluted shares outstanding. Net income increased primarily due to unusually large dividend income for the quarter. Special dividend income of $80,000 from certain equity securities contributed to an overall increase of $109,000 in interest income for the third quarter; an increase of 12.7% compared to a year earlier. This level of dividend income is not expected recur in the foreseeable future.

Net interest income before the provision for loan losses was $527,000 for the three months ended March 31, 1998 compared to $449,000 for the 1997 period; an increase of $78,000 or 17.4%. Growth in average loans outstanding this year compared to last year lead to an increase in loan interest income. In addition, stock dividends resulted in an unexpected surge in investment income. Income from these sources exceeded the increase in interest expense for deposits and borrowings.

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $26,000 and $17,000 for the quarters ended March 31, 1997 and 1996 respectively. At March 31, 1998, the allowance for loan losses was $294,000 or 0.86% of total loans, compared to $231,000 or 0.67% at June 30, 1997.

Total non-interest income totaled $34,000 for the quarter ended March 31, 1998 compared to $45,000 for the same period in 1996. The decrease primarily resulted from less income from the sale of real etate acquired for development and less income from the sale of securities. For the quarter ended March 31, 1998 income from these sources netted about $4,000, compared to $28,000 for the same period last year. Overall, management anticipates that gains on the sale of real estate acquired for development, a reliable source of income in the past, will decrease in the future and consequently contribute less to non-interest income. In connection with the Bank's conversion to an Indiana stock savings bank, the FDIC required the Bank to terminate this business activity by November, 2000.

Total non-interest expenses decreased approximately $12,000 to $335,000 for the third fiscal quarter 1998 compared to the same period in fiscal 1997. A growing staff and new employee benefit plans adopted during fiscal 1997 have resulted in a $30,000 increase in salaries and employee benfits for the three months ended March 31, 1998, compared to the same period last year. However, decreases in legal, accounting and other non-interest expenses outpaced higher salaries and employee benefit expenses. In particular, legal and accounting fees were $25,000 and $59,000 for the quarters ended March 31, 1998 and 1997 respectively; a decrease of $34,000 or 58.1%.

Income tax expense for the third fiscal quarter of 1998 was $67,000, compared to $51,000 for the third fiscal quarter of 1997.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 1998 and 1997

Fiscal year-to-date net income totaled $293,000 or $.35 per share based on an average of 835,773 diluted shares outstanding, compared to $155,000 or $.17 per share based on an average of 906,130 diluted shares outstanding for the same period of fiscal 1997. Deposit insurance expense decreased by $149,000 compared to last year mainly due to the one time FDIC special assessment paid in September 1996 to recapitalize the Savings Association Insurance Fund ("SAIF").

Loan interest income increased $337,000, or 15.8% during the first nine months of fiscal 1998, compared to the same period a year earlier. Fiscal year-to-date net interest income before provisions for loan losses totaled $1,414,000 compared to $1,285,000 for the nine months ended March 31, 1997; an increase of $129,000 or 10.1%.

Provisions for loan losses totaled approximately $77,000 during the nine months ended March 31, 1998, compared to about $60,000 during the same period last year. At March 31, 1998, the allowance for loan losses was .86% of total loans compared to .63% at March 31, 1997.

Total non-interest income totaled $187,000 for the nine months ended March 31, 1998 compared to $69,000 for the same period in 1997. The increase primarily resulted from gains on investment securities sold during the period. For the first three quarters of fiscal 1998, the net gain on securities sold totaled $88,000, compared to a $2,000 net gain on securities sold during the same period a year earlier. New deposit products and services have generated additional service charges associated with deposit accounts. Fiscal year-to-date 1998 service charges on deposit accounts amounted to $41,000, compared to $31,000 for the first nine months of fiscal 1997; an increase of 33.8%.

Total non-interest expenses increased $24,000 to $1,060,000 for the nine months ended March 31, 1998, compared to $1,036,000 for the nine months ended March 31, 1997. The drop in deposit insurance expense from $161,000 for first three quarters of fiscal 1997 to $12,000 for the same three quarters of fiscal 1998 was more than offset by increases in other non-interest expenses. Salaries and employee benefits totaled $557,000 for the current period, compared to $364,000 for the same period last year. Expenses associated with employee benefit plans adopted during fiscal year 1997, an increase in the number of employees, computer processing fees, equipment expenses and a general increase in operating expenses contributed to the increase in overall non-interest expenses.

Year-to-date income tax expense at the end of the third fiscal quarter of 1998 was $172,000, compared to $104,000 for the same period in fiscal year 1997. The increased income tax was a consequence of increased earnings this year versus the comparable period last year.

Asset Quality

The allowance for loan losses was $294,000 at March 31, 1998 compared to $231,000 at June 30, 1997. Management considered the allowance for loan losses at March 31, 1998, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change and re-evaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the nine months ended Mach 31, 1998.

Balance, July 1, 1997                  $231,397
Provision for loan losses                76,500
Recoveries                                   --
Loans charged off                        13,802
                                      ---------

Balance, December 31, 1997             $294,095

Total non-performing loans fell to $360,000 or 1.1% of total loans at March 31, 1998 compared to $561,000 or 1.6% of total loans at June 30, 1997. Real estate acquired through foreclosure totaled $189,000 at March 31, 1998, compared to $177,000 at June 30, 1997. Other repossessed assets amounted to $27,000 and $10,000 at March 31, 1998 and June 30, 1997, respectively. Total non-performing assets were $576,000 or 1.4% of assets at March 31, 1998.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At March 31, 1998 and June 30, 1997, cash and interest-bearing deposits totaled $3.2 million and $4.2 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $6.6 million at the end of the third quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $5.3 million of unused credit available from the FHLB. At March 31, 1998, borrowing from the FHLB totaled $7.7 million.

Shareholders' equity was $7.5 million or 18.0% of total assets at March 31, 1998, compared to $7.2 million or 16.9% of total assets at June 30, 1997. Book value at March 31, 1998 was $8.03 per share based on 929,052 outstanding shares. All fully phased-in regulatory capital requirements for the Bank are currently met. In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of the Bank's subsidiary. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in its subsidiary) at levels sufficient for the Bank to be classified as a well-capitalized institution.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of March 31, 1998.

                                                                           Required For        Required To Be Well
                                                       Actual            Adequate Capital*         Capitalized*
                                               ----------- ----------- ----------- ---------- ----------- -----------
                                                 Amount      Ratio       Amount      Ratio      Amount      Ratio
                                               ----------- ----------- ----------- ---------- ----------- -----------

Total capital *(to risk weighted assets)          $6,446      26.3%      $1,959        8.0%       $2,448    10.0%

Tier 1 capital *(to risk weighted assets)          6,152      25.1%         979        4.0%        1,469     6.0%

Tier 1 capital *(to total assets)                  6,152      15.3%       1,659        4.0%        2,073     5.0%

---------
*As defined by the regulatory agencies

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

As of March 31, 1998, management had identified some computer systems that are not Y2K compliant. It is not expected that modifying or replacing these systems will have a material effect on the Company's fiscal year 1998 financial statements taken as a whole. Although management does not anticipate material operating expenses or the need to invest heavily in computer system improvements to be Y2K compliant, at this time, the full cost of modifications that may ultimately be required to correct all Y2K problems has yet to be determined.

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

The Company has reported its EPS in accordance with the provisions of SFAS 128 beginning with the periods reported in the December 31, 1997 Form 10-Q.

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

At December 31, 1997, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's EVE would decrease 8.5% and 26.4% in the event of 200 and 400 basis point increases in market interest rates respectively. The Bank's EVE at the same date would decrease 3.9% and 8.1% in the event of 200 and 400 basis point decreases in market rates respectively.

Presented below, as of December 31, 1997, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                       Economic Value Summary Performance


                                                                       Present Value (PV)
    Change                           Economic Value                        of Assets
    In Rates              $ Amount      $ Change      % Change    EV Ratio             Change
(Dollars in thousands)
  +400 bp*                $4,357        $(1,562)      (26.39)%     11.24%              (280) bp
  +200 bp                  5,323           (501)       (8.47)      13.30                (74) bp
     0 bp                  5,919              0         0.00       14.04               ----
  -200 bp                  5,686           (233)       (3.94)      13.25                (79) bp
  -400 bp                  5,441           (478)       (8.07)      12.45               (159) bp
-----------
* Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock EV Ratio:  EV as % of PV of Assets       14.04%
                  Exposure Measure:  Post-Shock EV Ratio             13.25%
                  Sensitivity Measure:  Change in EV Ratio              79 bp

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

                  27.      Financial Data Schedule (filed electronically).

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the period ended March 31, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HOME FINANCIAL BANCORP


Date:    May 13, 1998                                By:/s/ Kurt J. Meier
                                                        ------------------------
                                                        Kurt J. Meier
                                                        President and
                                                        Chief Executive Officer




Date:    May 13, 1998                                By:/s/ Kurt D. Rosenberger
                                                        ------------------------
                                                        Kurt D. Rosenberger
                                                        Vice President and
                                                        Chief Financial Officer