Form 10-K
period 1998-06-30
HOME FINANCIAL BANCORP
filed 1998-09-24
CIK 1009242

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 31, 1998, was $7,450,179.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 31, 1998, was 903,052 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1998, are incorporated by reference into Part II. Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated in Part III.

                            Exhibit Index on Page 34
                               Page 1 of 34 Pages

                             HOME FINANCIAL BANCORP

                                    Form 10-K

                                      INDEX

                                                                            Page

Forward Looking Statements.................................................... 3

PART I
Item  1.      Business........................................................ 3
Item  2.      Properties......................................................29
Item  3.      Legal Proceedings...............................................29
Item  4.      Submission of Matters to a Vote of Security Holders.............29
Item  4.5.    Executive Officers of Registrant................................29
PART II
Item  5.      Market for Registrant's Common Equity and Related
                Stockholder Matters...........................................30
Item  6.      Selected Financial Data.........................................30
Item  7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operation............................30
Item  7A.     Quantitative and Qualitative Disclosures About Market Risk......31
Item  8.      Financial Statements and Supplementary Data.....................31
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................31
PART III
Item 10.      Directors and Executive Officers of Registrant..................31
Item 11.      Executive Compensation..........................................31
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management................................................31
Item 13.      Certain Relationships and Related Transactions..................31
PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K...................................................32
              Signatures......................................................33

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

                                     PART I
Item 1.       Business.

General

         Home Financial Bancorp (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February, 1996, to become a bank holding company upon its acquisition of all the issued and outstanding capital stock of Owen Community Bank, s.b. (the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on July 1, 1996; therefore, historical financial and other data contained herein for periods prior to July 1, 1996 relate solely to the Bank, while historical financial and other data contained herein for the periods after July 1, 1996 relate to the Company. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of common stock of the Bank. The Bank was organized under the name Owen County Savings and Loan Association in 1911. In 1972, the Bank converted to a federally chartered savings and loan and changed its name to Owen County Federal Savings and Loan Association, and in 1989, the Bank converted to a federally chartered savings bank known as Owen Federal Savings Bank. In 1994, the Bank became an Indiana savings bank known as Owen Community Bank, s.b. The Bank's principal business consists of attracting deposits from the general public and originating long-term adjustable-rate loans secured primarily by first mortgage liens on one- to four-family real estate. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

         The Bank is the oldest continuously operating financial institution headquartered in Owen County, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) indemnification mortgage loans ("ID Mortgage Loans"); (iii) mobile home loans; (iv) combination land-mobile home loans ("Combo Loans"); (v) construction loans; (vi) share loans; (vii) nonresidential real estate loans; (viii) multi-family loans; (ix) installment loans; (x) NOW accounts; (xi) demand deposit accounts; (xii) passbook savings accounts; and (xiii) certificates of deposit. The Company conducts business out of its main office located in Spencer, Indiana.


         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 56.8% of the Bank's total loan portfolio at June 30, 1998. The Bank also offers mobile home loans, multi-family mortgage loans, nonresidential real estate loans, Combo Loans and consumer loans. Mobile home loans and Combo Loans totaled approximately 2.4% and 13.5% of the Bank's total loan portfolio at June 30, 1998, respectively. Mortgage loans secured by multi-family properties and nonresidential real estate totaled approximately 2.6% and 22.1%, respectively, of the Bank's total loan portfolio at June 30, 1998. Consumer loans constituted approximately 1.9% of the Bank's total loan portfolio at June 30, 1998.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan costs and loans in process.

                                                                         At June 30,
                                           ---------------------------------------------------------------------------
                                                  1998                     1997                            1996
                                           ------------------        ------------------             ------------------
                                                      Percent                   Percent                        Percent
                                           Amount    of Total        Amount    of Total             Amount    of Total
                                           ------    --------        ------    --------             ------    --------
                                                                   (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential...............              $19,563      56.76%       $19,898       57.22%           $18,240       66.12%
   Combo.....................                4,666      13.52          4,396       12.64              3,513       12.73
   Nonresidential............                7,614      22.07          6,896       19.83              2,544        9.22
   Multi-family..............                  904       2.62            980        2.82                604        2.19
Mobile home loans............                  831       2.43          1,361        3.91              1,241        4.50
Commercial and
   industrial loans..........                  242       0.70            634        1.82                350        1.27
Consumer loans...............                  655       1.90            612        1.76              1,094        3.97
                                           -------     ------        -------      ------            -------      ------
     Gross loans receivable..              $34,475     100.00%       $34,777      100.00%           $27,586      100.00%
                                           =======     ======        =======      ======            =======      ======

TYPE OF SECURITY
   Residential real estate...              $19,563      56.76%       $19,898       57.22%           $18,240       66.12%
   Mobile home and land......                4,666      13.52          4,396       12.64              3,513       12.73
   Nonresidental real estate.                7,614      22.07          6,896       19.83              2,544        9.22
   Multi-family real estate..                  904       2.62            980        2.82                604        2.19
   Mobile home...............                  831       2.43          1,361        3.91              1,241        4.50
   Deposits..................                  152        .44            122        0.35                217        0.79
   Other security............                  745       2.16          1,124        3.23              1,227        4.45
                                           -------     ------        -------      ------            -------      ------
     Gross loans receivable..               34,475     100.00         34,777      100.00             27,586      100.00
Deduct:
Allowance for loan losses....                  320       0.94            231        0.66                150        0.54
Loans in process and
   deferred loan costs.......                  196       0.67%           428        1.23                311        1.13
                                           -------     ------        -------      ------            -------      ------
   Net loans receivable......              $33,959      98.39        $34,118       98.11%           $27,125       98.33%
                                           =======     ======        =======      ======            =======      ======
Mortgage Loans:
   Adjustable-rate...........              $21,502      65.69%       $22,296       69.31%           $16,415       65.92%
   Fixed-rate................               11,245      34.31          9,874       30.69              8,486       34.08
                                           -------     ------        -------      ------            -------      ------
     Total...................              $32,747     100.00%       $32,170      100.00%           $24,901      100.00%
                                           =======     ======        =======      ======            =======      ======

     The following table sets forth certain information at June 30, 1998, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                                  Due during years ended June 30,
                                         Balance     -------------------------------------------------------------------
                                       Outstanding                                  2002     2004      2009      2014
                                        at June 30,                                  to       to       to        and
                                          1998        1999       2000      2001     2003     2008      2013     following
                                          ----        ----       ----      ----     ----     ----      ----     ---------
                                                                             (In thousands)
Mortgage loans:
   Residential.....................      $19,563      $ 22      $  61     $ 115     $358    $2,170 $  3,653     $13,184
   Combo...........................        4,666        56         51       ---       38       630      954       2,937
   Nonresidential..................        7,614         2        ---        36        6       348    4,637       2,585
   Multi-family....................          904       ---        ---       ---      ---       ---      727         177
Mobile home loans..................          831        22         29        34      114       455      177         ---
Commercial and industrial loans....          242       ---        ---       ---      ---       242      ---         ---
Consumer loans.....................          655       433         57        43       51        67        4         ---
                                         -------      ----       ----      ----     ----    ------  -------     -------
     Total.........................      $34,475      $535       $198      $228     $567    $3,912  $10,152     $18,883
                                         =======      ====       ====      ====     ====    ======  =======     =======

         The following table sets forth, as of June 30, 1998, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                                Due After June 30, 1999
                                      --------------------------------------
                                      Fixed Rates    Variable Rates    Total
                                      -----------    --------------    -----
                                                     (In thousands)

Mortgage loans:
   Residential.....................   $  7,314          $12,220       $19,534
   Combo...........................      2,097            2,513         4,610
   Nonresidential..................        888            6,724         7,612
   Multi-family....................        904              ---           904
Mobile home loans..................        815              ---           815
Commercial and industrial loans....        242              ---           242
Consumer loans.....................        223              ---           223
                                       -------          -------       -------
     Total.........................    $12,483          $21,457       $33,940
                                       =======          =======       =======

         One- to Four- Family Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $19.6 million, or 56.8% of the Bank's portfolio of loans at June 30, 1998, consisted of one- to four-family residential mortgage loans, of which approximately 62.5% had adjustable rates. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, they must be correlated with changes in a readily verifiable index.

         The Bank currently offers three (3) types of adjustable-rate one- to four-family residential mortgage loans ("ARMs"). The Bank offers ARMs which adjust annually and are indexed to the Auction Average of One Year U.S. Treasury Bills as published monthly by the Federal Reserve Board ("FRB") (the "Average 1 Year T-Bill"). The maximum rate adjustment per year and over the life of the loan for the Bank's one-year ARMs are 1%-1.5% and 4%-5%, respectively. These ARMs are generally underwritten for terms of up to 25 years. The Bank also offers three-year and five-year ARMs which are indexed to the National Average Contract Interest Rate for the Purchase of Previously Occupied Homes as published by the Federal Housing Finance Board ("FHFB") (the "National Average Contract Rate") and have maximum rate adjustments per adjustment period and over the life of the loan of 3% and 5%, respectively. The Bank's three-year and five-year ARMs are generally underwritten for terms of up to 25 years. The Bank will not generally lend more than $75,000 for any residential loan with a Loan-to-Value Ratio of 90% or higher.

         The initial interest rate for each of the Bank's ARM loans is determined by the Executive Committee of the Bank's Board of Directors based upon prevailing rates in the Bank's market area, the credit history of the applicant and the Loan-to-Value Ratio. The interest rates for loans with Loan-to-Value Ratios of greater than 80% and less than or equal to 85% are typically 100 basis points higher than the same loans with Loan-to-Value Ratios of 80% or less. The interest rates for loans with Loan-to-Value Ratios of greater than 85% are generally 150 basis points higher than the corresponding loans with Loan-to-Value Ratios of 80% or less. When the initial interest rate is determined for an ARM loan, a margin is calculated by subtracting the then-current index rate (i.e., the Average 1 Year T-Bill for one-year ARMs or the National Average Contract Rate for three-year and five-year ARMs) from the initial interest rate. Interest rate adjustments are thereafter determined based on fluctuations of the index rate with a specific loan's margin remaining constant.

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

         The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period not to exceed 20 years. At June 30, 1998, 37.5% of the Bank's residential mortgage loans had fixed rates of interest.

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

         At June 30, 1998, residential loans amounting to $236,000, or 0.68% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

         These loans are written as permanent mortgage loans such that only disbursed principal and interest are payable during the construction phase, which is typically limited to six (6) months. Inspections are made prior to any disbursement under such a loan.

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

         The Bank also offers ID Mortgage Loans. ID Mortgage Loans are similar to home equity loans in that such loans create a line of credit secured by a real estate mortgage against which a borrower may draw, and are typically written as second mortgage loans. The Bank generally writes its ID Mortgage Loans so that all future indebtedness of a borrower is secured by the ID Mortgage without the necessity of recording an additional security instrument. ID Mortgage loans carry fixed rates and are generally written for terms not exceeding 20 years. The maximum Loan-to-Value Ratio for ID Mortgage Loans is 90% if the subject real estate is not encumbered by another mortgage or the Bank holds the first mortgage on the subject real estate, and 80% if another lender holds the first mortgage on the subject real estate. If an appraisal has been completed on the subject property within five (5) years, the Bank does not generally require a new appraisal.

         Combo Loans. At June 30, 1998, $4.7 million, or 13.5% of the Bank's total loan portfolio, consisted of Combo Loans, of which approximately 53.9% had adjustable rates. The Bank currently offers three (3) types of adjustable-rate Combo Loans. The Bank's one-year adjustable-rate Combo Loans are indexed to the Average One Year T-Bill and have maximum rate adjustments per year and over the life of the loan of 1.5% and 3%, respectively. The Bank also offers three-year and five-year adjustable-rate Combo Loans which are indexed to National Average Contract Rate and have maximum rate adjustments per adjustment period and over the life of the loan of 3% and 5%, respectively. The Bank's Combo Loans are generally underwritten for terms of up to 25 years. The maximum Loan-to-Value Ratio for a Combo Loan is 90%.

         The initial interest rate for each of the Bank's Combo Loans is determined by the Executive Committee of the Bank's Board of Directors based upon prevailing rates in the Bank's market area, applicant's credit history and the Loan-to-Value Ratio. The Bank generally establishes its base interest rates for Combo Loans at a level 100 basis points higher than the corresponding rate for a residential ARM loan. The interest rates for Combo Loans with a Loan-to-Value Ratio of more than 80% are typically 100 basis points higher than the same Combo Loans with Loan-to-Value Ratios of 80% or less. An interest rate margin is determined for each Combo Loan in the same manner as described above for residential ARM loans.

         The Bank also offers fixed-rate Combo Loans with terms of 10 years, 15 years and 20 years. At June 30, 1998, 46.1% of the Bank's Combo Loans had fixed rates of interest.

         Mobile Home Loans. The Bank originates loans for the purchase of new and used mobile homes. At June 30, 1998, approximately $831,000, or 2.4% of the Bank's portfolio of loans, consisted of mobile home loans. The Company's mobile home loans are fixed-rate loans with maximum terms of 15 years for new mobile homes and 10 years for previously owned mobile homes. The maximum Loan-to-Value Ratio for mobile home loans is 90%.

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

         Mobile home lending entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than residential mortgage loans because of the type and nature of the collateral, the fact that such loans generally are made to borrowers with low income levels, and the fact that mobile homes tend to rapidly depreciate in value. In many cases, any repossessed collateral for a defaulting mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. None of the Bank's mobile home loans was included in non-performing assets at June 30, 1998.

         Nonresidential Real Estate Loans. At June 30, 1998, $7.6 million, or 22.1% of the Bank's total loan portfolio, consisted of nonresidential real estate loans, of which $1.1 million constituted loans secured by unimproved land only. The nonresidential real estate loans included in the Bank's portfolio are primarily secured by real estate such as a motel, a warehouse, a medical facility, a funeral home and several churches. At June 30, 1998, $515,000, or 6.8% of the Bank's nonresidential loan portfolio, was secured by churches. The Bank currently originates nonresidential real estate loans as one-year adjustable-rate loans indexed to the prime rate with a margin of 1% to 3% above such index. In addition, the maximum rate adjustment per adjustment period and over the life of the loan is unrestricted. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. The largest nonresidential real estate loan on June 30, 1998 was $764,000. None of the Bank's nonresidential real estate loans was included in non-performing assets at that date.

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

         Multi-Family Loans. Approximately $904,000, or 2.6% of the Bank's portfolio of loans at June 30, 1998, consisted of multi-family loans. The largest multi-family loan at June 30, 1998 had a balance of $538,000 and was secured by an apartment complex. All of the Bank's multi-family loans were fully performing as of June 30, 1998. The Bank's multi-family loans are written for maximum terms of 20 years, and the Bank does not originate multi-family loans if the Loan-to-Value Ratio exceeds 80%.

         Consumer Loans. The Bank's consumer loans, consisting primarily of installment and share loans, aggregated $655,000 as of June 30, 1998, or 1.9% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans are fixed-rate loans, and substantially all are secured loans.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1998, consumer loans amounting to $8,000 were included in non-performing assets. See "--Non-Performing and Problem Assets." There can be no assurances, however, that additional delinquencies will not occur in the future.

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

         The Bank confines its loan origination activities primarily to Owen County. At June 30, 1998, no loans were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

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

         The Bank historically has sold participations in its mortgage loans on a limited number of occasions to ensure compliance with the loans-to-one borrower restrictions. See "Regulation -- Loans-to-One Borrower." The Bank also occasionally purchases participations in nonresidential real estate and multi-family loans from other financial institutions. However, at June 30, 1998, the Bank did not hold any participation loans.

         The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                            For the Year Ended
                                                                  June 30,
                                                  ------------------------------------------
                                                   1998              1997              1996
                                                  -------           -------          -------
                                                                (In thousands)
Gross loans receivable
   at beginning of period.......................  $34,777           $27,586          $25,839
Originations:
   Mortgage loans:
     Residential................................    5,664             7,967            7,018
     Other......................................      641             4,380              664
                                                  -------           -------          -------
       Total mortgage loans.....................    6,305            12,347            7,682
                                                  -------           -------          -------
   Mobile home loans............................      164                78              146
   Consumer loans:
     Installment................................      793               915              805
     Share......................................       97               131              157
                                                  -------           -------          -------
       Total consumer loans.....................      890             1,046              962
                                                  -------           -------          -------
            Total originations..................    7,359            13,471            8,790
Purchases (sales) of participation loans........      ---               ---             (250)
Repayments and other deductions.................    7,661             6,280            6,793
                                                  -------           -------          -------
   Gross loans receivable at end of period......  $34,475           $34,777          $27,586
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

         The Bank presently maintains one automated teller machine ("ATM"). It is located at its main office in Spencer, Indiana. A second ATM will be operational in Cloverdale, Indiana when the branch opens for business in the coming months. The Bank's ATMs operate in the MAC(R) regional network and the CIRRUS(R) nationwide network. The Company does not derive significant income from the ATM cards.

         Mortgage-Backed Securities. At June 30, 1998, the Bank had $537,000 of mortgage-backed securities outstanding, all of which were classified as available for sale. These fixed-rate mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities generally offer yields above those available for investments of comparable credit quality and duration.

         The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed securities at the dates indicated.

                                                               At June 30,
                              ------------------------------------------------------------------------
                                       1998                       1997                      1996
                              --------------------      --------------------      --------------------
                              Amortized     Fair        Amortized      Fair       Amortized      Fair
                                 Cost       Value          Cost        Value         Cost        Value
                                 ----       -----          ----        -----         ----        -----
                                                             (In thousands)
Mortgage-backed securities:
   Held to maturity........     $---      $  ---          $  ---      $  ---    $     ---    $     ---
   Available for sale......      537         543             788         793        3,151        3,119
                                ----        ----            ----        ----       ------       ------
     Total mortgage-backed
     securities............     $537        $543            $788        $793       $3,151       $3,119
                                ====        ====            ====        ====       ======       ======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1998.

                                                            Amount at June 30, 1998, which matures in
                                          -------------------------------------------------------------------------
                                             Less than 1 year        Two through five years        Over five years
                                          --------------------     ------------------------   ---------------------
                                                      Weighted                   Weighted                  Weighted
                                          Amortized    Average      Amortized     Average     Amortized     Average
                                             Cost       Yield          Cost        Yield         Value       Yield
                                          ----------  -------       ---------    --------     ---------    --------
                                                                         (In thousands)
   Mortgage-backed securities
     available for sale....                  ---          ---            ---          ---        $537        7.5%

         The   following   table   sets   forth  the   changes   in  the  Bank's
mortgage-backed securities portfolio for the years ended June 30, 1998, 1997 and 1996.

                                           For the Year Ended, June 30,
                                      ---------------------------------------
                                      1998             1997              1996
                                     ------           -------           ------
                                                  (In thousands)
Beginning balance..................  $  793            $3,119           $1,477
Purchases..........................     ---               929            1,918
Sales  ............................     ---            (2,904)             ---
Monthly repayments.................    (249)             (366)            (248)
Premium and discount
   amortization, net...............      (1)               10              ---
Unrealized loss on securities
   available for sale..............     ---                 5              (28)
                                     ------           -------           ------
Ending balance.....................  $  543           $   793           $3,119
                                     ======           =======           ======

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

         Non-performing assets. At June 30, 1998, $279,000, or 0.66% of the Company's total assets, were non-performing loans (loans delinquent more than 90 days and non-accruing loans) compared to $562,000, or 1.32%, of total assets at June 30, 1997. At June 30, 1997, residential loans and consumer loans accounted for 96.7% and 3.3%, respectively, of non-performing loans. There were no non-accruing investments at June 30, 1998. As of June 30, 1998, the Bank held $212,000 of Real Estate Owned ("REO") properties and $8,000 other repossessed properties.

         The table below sets forth the amounts and categories of the Bank's non-performing assets.

                                                    At June 30,
                                         --------------------------------
                                         1998          1997          1996
                                         ----          ----          ----
                                                  (In thousands)

Non-accruing loans (1).................  $279          $ 562        $  359
Total non-performing assets............   499            749           408
Non-performing loans to total loans....   0.81%         1.65%         1.32%
Non-performing assets to total assets..   1.17          1.76          1.03
---------------

(1) The Bank generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At June 30, 1998, $271,000 of non-accruing loans were residential loans and $8,000 were consumer loans. Additional interest income that would have been recorded had income on nonaccruing loans been considered collectible and accounted for in accordance with their original terms was $23,000 for the year ended June 30, 1998.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                 June 30,
                           ---------------------------------------------------------------------------------
                                    1998                           1997                      1996
                           -------------------------     -------------------------  ------------------------
                                             Percent                       Percent                   Percent
                                            of total                      of total                  of total
                           Number  Amount     loans      Number   Amount    loans   Number  Amount    loans
                           ------  ------   --------     ------   ------  --------  ------  ------  --------
                                                          (Dollars in thousands)
Loans delinquent
   for (1):
     30-89 days.........      12    $293      0.86%          37  $   905    2.65%      45  $    993   3.64%
     90 days and over...      11     279      0.81           18      562    1.65       14       359   1.32
                              --    ----      ----           --   ------    ----       --   -------   ----
       Total delinquent
          loans.........      23    $572(2)   1.67%          55   $1,467    4.30%      59   $ 1,352   4.96%
                              ==    ====      ====           ==   ======    ====       ==   =======   ====

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

(2) Of such amount, $533,000 consists of residential real estate loans and $39,000 consists of nonresidential real estate and consumer loans.

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

         At June 30, 1998, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:

                                                         At June 30, 1997
                                                         ----------------
                                                          (In thousands)

Substandard loans...............................              $198
Doubtful loans..................................               ---
Loss loans......................................               ---
Special mention loans...........................               374
                                                             -----
   Total classified loans.......................             $ 572
                                                             =====
General loss allowances.........................             $ 319
Specific loss allowances........................                 1
                                                             -----
   Total allowances.............................             $ 320
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

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended June 30, 1998.

                                                                           Year Ended June 30,
                                                   -------------------------------------------------------------------
                                                   1998            1997           1996            1995           1994
                                                   ----            ----           ----            ----           ----
                                                                         (Dollars in thousands)
Balance of allowance at beginning
   of period................................       $231           $150          $   57           $  26            $ 12
                                                   ----           ----            ----            ----            ----
Less charge offs:
Mortgage loans..............................         (6)           ---             ---             ---             ---
Consumer loans..............................         (7)            (4)             (1)             (6)             (1)
Add recoveries:
Mortgage loans..............................        ---            ---             ---             ---             ---
Consumer loans..............................        ---            ---             ---               1               1
                                                   ----           ----            ----            ----            ----
Net (charge-offs) recoveries................        (13)            (4)             (1)             (5)            ---
Provisions for losses on loans..............        102             85              94              36              14
                                                   ----           ----            ----            ----            ----
Balance of allowance at end of period.......       $320           $231            $150            $ 57            $ 26
                                                   ====           ====            ====            ====            ====
Net charge-offs to total average
   loans receivable for period..............       0.04%          0.01%            --- %          0.02%            ---%
Allowance at end of period to
   net loans receivable at end
   of period (1)............................       0.94           0.67            0.55            0.22            0.12
Allowance to total non-performing
   loans at end of period...................     114.70          41.10           41.78           57.00          108.33

--------------
(1)  Total loans less net loans in process and deferred loan costs.

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                                        At June 30,
                                     ----------------------------------------------------------------------------------
                                            1998                            1997                         1996
                                     --------------------          ----------------------        ----------------------
                                                  Percent                        Percent                        Percent
                                                 of loans                       of loans                       of loans
                                                  in each                        in each                        in each
                                                 category                       category                       category
                                                 of total                       of total                       of total
                                     Amount        loans            Amount        loans           Amount         loans
                                     ------        -----            ------        -----           ------         -----
                                                                  (Dollars in thousands)
Balance at end of period
   applicable to:
Residential.........................  $  35          56.76%         $  25           57.22%         $  18           66.12%
Combo...............................     33          13.52             24           12.64             20           12.73
Nonresidential......................     32          22.07             23           19.83             20           10.91
Multi-family........................     12           2.62                           2.82            ---            0.50
Mobile home loans...................     35           2.43             25            3.91             25            4.50
Commercial and industrial
   loans............................      6           0.70              5            1.82            ---            1.27
Consumer loans......................     19           1.90             14            1.76             27            3.97
Unallocated.........................    148            ---            115              ---            40              ---
                                       ----         ------           ----          ------           ----          ------
     Total..........................   $320         100.00%          $231          100.00%          $150          100.00%
                                       ====         ======           ====          ======           ====          ======

Investments and FHLB Stock

         The Company's investment portfolio (excluding mortgage-backed securities) consists of U.S. government agency and treasury securities, equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 1998, approximately $1.9 million, or 4.5% of the Company's total assets, consisted of such investments. All of the Company's securities, except for FHLB stock, were classified as available for sale at June 30, 1998.

         The following table sets forth the amortized cost and fair value of the Company's investments at the dates indicated.

                                                                           At June 30,
                                                ---------------------------------------------------------------
                                                         1998                  1997                  1996
                                                -------------------   -------------------   -------------------
                                                Amortized     Fair    Amortized     Fair    Amortized     Fair
                                                   Cost       Value      Cost       Value      Cost       Value
                                                   ----       -----      ----       -----      ----       -----
                                                                          (In thousands)

Securities available for sale (1):
   Federal agencies.........................       $100       $103    $   925       $931     $1,100     $1,105
   State and municipal......................        ---        ---        ---        ---        678        677
   Marketable equity securities.............      1,320      1,272        344        378        ---        ---
                                                 ------     ------     ------     ------     ------     ------
     Total securities
       available for sale...................      1,420      1,375      1,269      1,309      1,778      1,782
                                                 ------     ------     ------     ------     ------     ------
Securities held to maturity:
   Federal agencies.........................        ---        ---        ---        ---        ---        ---
   State and municipal......................        ---        ---        ---        ---        ---        ---
                                                 ------     ------     ------     ------     ------     ------
     Total securities
       held to maturity.....................        ---        ---        ---        ---        ---        ---
                                                 ------     ------     ------     ------     ------     ------
FHLB stock (2)..............................        500        500        500        500        360        360
                                                 ------     ------     ------     ------     ------     ------
     Total investments......................     $1,920     $1,875     $1,769     $1,809     $2,138     $2,142
                                                 ======     ======     ======     ======     ======     ======

(1) In accordance with SFAS No. 115, securities available for sale are recorded at fair value in the financial statements.

(2)      Fair value approximates carrying value.

         The following table sets forth investment securities excluding FHLB stock and marketable equity securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1998.

                                                         Amount at June 30, 1998, which matures in
                                             ----------------------------------------------------------------
                                                      One Year                                One to
                                                       or Less                              Five Years
                                             -------------------------             --------------------------
                                                              Weighted                               Weighted
                                             Amortized         Average             Amortized          Average
                                               Cost             Yield                 Cost             Yield
                                             ---------        --------             ---------         --------
                                                                     (Dollars in thousands)

Securities available for sale :
   Federal agencies.....................   $ ---                 ---%                 $100             7.84%
   Treasuries...........................     ---                 ---                   ---              ---
                                           -----                ----                  ----             ----
     Total investments..................   $ ---                 ---%                 $100             7.84%
                                           =====                ====                  ====             ====

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

         Deposits. Deposits are attracted, principally from within Owen County, through the offering of a broad selection of deposit instruments including fixed-rate certificates of deposit, NOW and other transaction accounts, and savings accounts. Substantially all of the Bank's depositors are residents of Owen County and the five surrounding counties of Putnam, Clay, Greene, Monroe and Morgan. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

     An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 1998, is as follows:



                                                           Minimum         Balance at                          Weighted
                                                           Opening          June 30,           % of             Average
Type of Account                                            Balance            1998           Deposits            Rate
---------------                                            ----------------------------------------------------------
                                                                              (Dollars in thousands)
Withdrawable:
   Savings accounts..................................      $    10         $  3,271           12.27%             3.03%
   Money market accounts.............................        5,000            1,512            5.67              3.75
   NOW and other transaction accounts................           50            2,810           10.54              2.78
                                                                            -------          ------
     Total withdrawable..............................                         7,593           28.48              3.08
                                                                            -------          ------
Certificates (original terms):
   91 days...........................................        1,000              132            0.50              4.47
   6 months..........................................        1,000              709            2.67              5.05
   12 months.........................................        1,000            7,191           26.98              5.61
   24 months.........................................        1,000            2,364            8.87              5.93
   30 months.........................................        1,000            2,823           10.59              5.97
   36 months.........................................        1,000              405            1.52              6.16
   48 months.........................................        1,000              721            2.71              5.69
   60 months.........................................        1,000            4,626           17.36              5.98
IRAs (orginal terms):
   12 months.........................................        1,000               72            0.27              5.40
   36 months.........................................        1,000                7            0.03              5.50
   60 months.........................................        1,000                6            0.02              5.75
                                                                            -------          ------
     Total certificates and IRAs.....................                        19,056           71.52              5.78
                                                                            -------          ------
     Total deposits..................................                       $26,649          100.00%             5.01%
                                                                            =======          ======


         The following table sets forth by various interest rate categories the composition of time deposits of the Bank's at the dates indicated:

                                         Year Ended June 30,
                             ------------------------------------------
                               1998             1997              1996
                             -------           -------          -------
                                           (In thousands)

4.00% and under....          $    65           $    55          $   276
4.01 - 6.00 %......           14,971            14,174           13,402
6.01 - 8.00%.......            4,020             5,304            4,968
                             -------           -------          -------
Total  ............          $19,056           $19,533          $18,646
                             =======           =======          =======

         The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 1998, and the total amount maturing thereafter. Matured certificates which have not been renewed as of June 30, 1998, have been allocated based upon certain rollover assumptions:

                                                      Amounts At
                                              June 30, 1998, Maturing in
                             One Year             Two             Three         Greater Than
                              or Less            Years            Years          Three Years
                              -------            -----            -----          -----------
                                                    (In thousands)
4.00% and under.........      $    65           $  ---            $  ---            $  ---
4.01 - 6.00 %...........       10,501            2,729               655             1,086
6.01-8.00%..............        1,099            2,231               172               518
                              -------           ------            ------            ------
Total  .................      $11,665           $4,960            $  827            $1,604
                              =======           ======            ======            ======

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

             Maturity                                      (In thousands)
             --------                                      --------------
      Three months or less..............................       $  773
      Greater than three months
           through six months...........................          100
      Greater than six months
           through twelve months........................        1,219
      Over twelve months................................        1,227
                                                               ------
           Total........................................       $3,319
                                                               ======

         The following table sets forth the dollar amount of savings deposits in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                          Deposit Activity
                                        ---------------------------------------------------------------------------
                                                              Increase                       Increase
                                                             (Decrease)                     (Decrease)
                                        Balance at              from   Balance at              from   Balance at
                                         June 30,     % of    June 30,  June 30,     % of    June 30,  June 30,    % of
                                           1998     Deposits    1997      1997     Deposits    1996      1996    Deposits
                                           ----     --------    ----      ----     --------    ----      ----    --------
                                                                           (Dollars in thousands)

Withdrawable:
   Savings accounts...................    $3,271   12.28%       329    $2,942      11.25%  $(4,742)$   7,684      26.75%
   Money market accounts..............     1,512    5.67       (705)    2,217       8.48     2,217      ---          ---
   NOW accounts.......................     2,810   10.54      1,345     1,465       5.60      (931)   2,396        8.34
                                         -------  ------       ----   -------     ------    ------  -------      ------
     Total withdrawable...............     7,593   28.49        969     6,624      25.33    (3,456)  10,080       35.09
Certificates (original terms):
   91 days............................       132    0.50        (24)      156       0.60        24      132        0.46
   6 months...........................       709    2.66         45       664       2.54       (94)     758        2.64
   12 months..........................     7,191   26.98        720     6,471      24.74    (1,553)   8,023       27.93
   24 months..........................     2,364    8.87       (892)    3,256      12.43       694    2,562        8.92
   30 months..........................     2,823   10.59       (207)    3,030      11.58     1,536    1,494        5.20
   36 months..........................       405    1.52       (101)      506       1.93       169      337        1.17
   48 months..........................       721    2.71        (94)      815       3.12      (240)   1,055        3.67
   60 months..........................     4,626   17.36         12     4,614      17.64       329    4,285       14.92
IRAs (original terms):
   12 months..........................        72    0.27         65         7       0.03         7      ---            ---
   36 months..........................         7    0.03        ---         7       0.03         7      ---          ---
   60 months..........................         6    0.02         (1)        7       0.03         7      ---          ---
                                         -------  ------       ----   -------     ------    ------  -------      ------
     Total certificates and IRAs......    19,056   71.51       (477)   19,533      74.67       886   18,646       64.91
                                         -------  ------       ----   -------     ------    ------  -------      ------
       Total deposits.................   $26,649  100.00%      $492   $26,157     100.00%   (2,570) $28,726      100.00%
                                         =======  ======       ====   =======     ======    ======  =======      ======

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

         Borrowings. The Bank focuses on generating loans by utilizing the best source of funding from deposits, investments or borrowings. At June 30, 1998, the Bank had $8.2 million in borrowings from the FHLB of Indianapolis which mature on various dates primarily during the years 2000 through 2005 and have interest rates ranging from 5.90% to 6.86%. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. The Bank had $22.7 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 1998. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by 170% of eligible assets. Therefore, the Bank's eligible collateral would have supported approximately $13.3 million in advances from the FHLB of Indianapolis as of June 30, 1998. However, the Bank's Board of Directors has by resolution limited the amount of authorized borrowings to $13.0 million at June 30, 1998.

         The following table presents certain information relating to the Bank's FHLB borrowings for the years ended June 30, 1998, 1997 and 1996.


                                                  At or for the Year
                                                    Ended June 30,
                                         -------------------------------------
                                          1998           1997            1996
                                         ------        --------         ------
                                                (Dollars in thousands)

FHLB Advances:
   Average balance outstanding........   $8,592        $  7,725         $5,043
   Maximum amount outstanding at any
     month-end during the period......   10,000          10,000          7,200
   Weighted average interest rate
     during the period................     6.16%          6.30%           6.21%
   Weighted average interest rate
     at end of period.................     6.01%          6.29%           6.08%

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

         On May 21, 1991, BFS purchased a 215 acre tract of heavily wooded land in Greene County, Indiana, now known as the Greene Woods subdivision, for $92,500. BSF divided this tract into sixteen parcels, all of which had been sold on contract at June 30, 1996, and built one large lake and three small lakes in this subdivision. As of June 30, 1998, eleven of the Greene Woods contracts had been paid in full, and title to the corresponding parcels had been transferred to the purchasers. The aggregate sales price for the sixteen parcels in the Greene Woods subdivision was $257,605.

         On May 8, 1992, BFS purchased approximately 60 acres of land now known as the Watkins Farm subdivision for $32,000. This property is also located in Greene County, Indiana. Prior to dividing this parcel into the three existing tracts of land, BSF cleared and sold approximately $26,000 of timber. As of June 30, 1998, BSF had sold two of these tracts for cash and the other tract on contract. The aggregate sales price for these three parcels totalled $86,157.

         On May 21, 1993, BSF purchased approximately 16 acres of land in Owen County for $58,500. BSF divided this property, now known as the County Line East, subdivision, into sixteen separate parcels and installed underground power, telephone, cable television and water lines. As of June 30, 1998, 15 parcels had been sold for an aggregate sales price of $366,757. The total remaining investment in County Line East was approximately $8,000 as of June 30, 1998.

         On November 29, 1993, BSF purchased approximately thirty acres of land located in Owen County for $20,359. This land, now known as the Coon Path subdivision, was divided into ten separate tracts of land, [three of which remained unsold at June 30, 1998. The aggregate sales price for the seven (7) parcels which had been sold at June 30, 1998 totaled $73,850. At June 30, 1998, BSF's total investment in the Coon Path subdivision was approximately $13,000.

         On February 6, 1992, BSF purchased four contracts with an aggregate balance of $123,875 from an Owen County couple for a discounted principal amount of $87,500. At June 30, 1998, only one of such contracts remained outstanding. BSF also held a second contract at June 30, 1998, which was purchased from a probate estate in 1992.

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

         At June 30, 1998, the Bank's aggregate investment in BSF was $439,000. The consolidated statements of income of the Bank and its subsidiary included elsewhere herein include the operations of BSF. All significant intercompany balances and transactions have been eliminated in the consolidation.

         The following are condensed balance sheets for BSF at June 30, 1998, 1997 and 1996, and a condensed income statement for BSF for the years ended June 30, 1998, 1997 and 1996.

                             Condensed Balance Sheet

                                                              June 30,
                                                      1998     1997     1996
                                                      ----     ----     ----
                                                           (In thousands)
Assets:
   Cash .........................................     $ 14     $ 29     $ 42
   Investment securities ........................       85       --       --
   Loans, net ...................................      329      370      457
   Land acquired for development ................       21       21      172
                                                      ----     ----     ----
       Total assets .............................     $449     $420     $671
                                                      ====     ====     ====
Liabilities:
   Other borrowings .............................     $ --     $ --     $ --
   Other liabilities ............................       10        3       16
                                                      ----     ----     ----
       Total liabilities ........................       10        3       16
Equity Capital ..................................      439      417      655
                                                      ----     ----     ----
       Total liabilities and
         equity capital .........................     $449     $420     $671
                                                      ====     ====     ====



                           Condensed Income Statement

                                                              June 30,
                                                       1998    1997    1996
                                                       ----    ----    ----
                                                          (In thousands)
Interest income ...................................     $39     $44     $84
Interest expense ..................................      --      --       1
                                                        ---     ---     ---
   Net interest income ............................      39      44      83
                                                        ---     ---     ---
Income from sale of real estate ...................       7      31      57
                                                        ---     ---     ---
Non-interest expense:
   Salaries and employee benefits .................       4       4       4
   Printing and office supplies ...................      --       6       8
   Management fees ................................      --      --      23
   Other expenses .................................       7       8       7
                                                        ---     ---     ---
       Total non-interest expense .................      11      18      42
                                                        ---     ---     ---

Income before income tax ..........................      35      57      98
   Income tax expense .............................      14      22      39
                                                        ---     ---     ---
       Net income .................................     $21     $35     $59
                                                        ===     ===     ===

Employees

         As of June 30, 1998, the Company employed 20 persons on a full-time basis and three persons on a part-time basis. None of the Company's employees is represented by a collective bargaining group. Management considers its employee relations to be excellent.

         The Company's employee benefits for full-time employees include, among other things, a Pentegra (formerly known as Financial Institutions Retirement
Fund) defined benefit pension plan ("Pension Plan"), a Pentegra thrift plan, and major medical, dental, and short-term and long-term disability insurance. As part of the conversion to stock form, the Company established the Employee Stock Ownership Plan and Trust ("ESOP") and the Management Recognition and Retention Plan and Trust ("RRP"). In October, 1997, the shareholders approved the Stock Option Plan. The ESOP, RRP and the Stock Option Plan are employee benefit plans designed to provide directors and employees of the Bank and the Holding Company with ownership interest in the Company.

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

         The Holding Company is prohibited by the BHCA from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the FRB. Additionally, the Holding Company is prohibited by the BHCA from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. The U.S. House of Representatives recently approved a bill (H.R. 10) which includes a provision that would generally relax these ownership restrictions for bank holding companies. If this provision were to become law, the Holding Company would be permitted to engage in activities and to acquire equity interests in companies that are prohibited under current law. There can be no assurance that such bill will become law and it is uncertain what effect such a law would have on the industry or the Holding Company.

Capital Adequacy Guidelines for Bank Holding Companies

         The FRB is the federal regulatory and examining authority for bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies.

         Bank holding companies are required to comply with the FRB's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the FRB has adopted a Tier I (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional banks. The FHFB, independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, 0.3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The Bank is currently in compliance with this requirement. At June 30, 1998, the Bank's investment in stock of the FHLB of Indianapolis was $500,000.

         In past years, the Bank has received dividends on its FHLB stock. All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLB's ability to pay dividends and the value of FHLB stock in the future. For the year ended June 30, 1998, dividends paid to the Bank by the FHLB of Indianapolis totaled $40,000, for an annual rate of 8.06%.

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

         Like the capital guidelines established by the FRB for the Holding Company, these guidelines divide a bank's capital into two tiers. The first tier ("Tier I") includes common equity, non-cumulative perpetual preferred stock, including any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The FDIC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

Prompt Corrective Regulatory Action

         FedICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1998, the Bank was categorized as "well capitalized."

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

         Under Indiana law, the Bank may pay dividends without DFI approval so long as its capital is unimpaired and those dividends in any calendar year do not exceed the net profits of the Bank for that year plus the retained net profits of the Bank for the previous two years. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). Additional stringent regulatory requirements affecting dividend payments by the Bank, however, are established by the prompt corrective action provisions of FedICIA, which are discussed above. The Bank's capital levels currently exceed the criteria established to be designated as a "well capitalized" institution. Such institutions are required to have a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. At June 30, 1998, the Bank's total risk-based capital, Tier I risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized" by $4.1 million, $4.7 million, and $4.2 million, respectively.

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

         As of June 30, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was approximately $898,000. The Bank had no loans outstanding which management believes violate the applicable loans-to-one borrower limits. The Company does not believe that the loans-to-one borrower limits will have a significant impact on its business, operations or earnings.

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

Federal Reserve System

         FRB regulations require savings associations and savings banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the FRB. As of June 30, 1998, the Bank was in compliance with the applicable reserve requirements of the FRB.

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

Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

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

         The following table provides certain information with respect to the Company's office as of June 30, 1998:


                                                              Net Book Value
                                                               of Property,
                           Owned or     Year      Total         Furniture &       Approximate
Description and Address     Leased     Opened   Deposits         Fixtures       Square Footage
-----------------------     ------     ------   --------         --------       --------------
                                                 (Dollars in thousands)
279 East Morgan Street       Owned      1987     $26,649           $892             11,300
Spencer, IN  47460
(including annex)

         As of June 30, 1998, the Bank also owned a parcel of real estate located across the street from its office which is utilized for employee parking. In January, 1996, the Bank purchased another parcel of real estate located adjacent to its office (the "West Parcel"). The Bank has sold one-half of the West Parcel to a local insurance agency. The Company has completed improvements to the remaining one-half of the West Parcel, including an office facility for the Holding Company and additional storage and office space for the Bank.

         Real property and construction improvements for the Bank's future branch site totaled $795,000 as of June 30, 1998. The new branch, at 102 S. Main Street Cloverdale, Putnam County, Indiana is scheduled to open for business during the month of September, 1998.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 1998.

Item 4.5.     Executive Officers of the Registrant.

         Presented below is certain information regarding the executive officers of the Holding Company:

 Name                        Position
 ----                        --------
 Kurt J. Meier               President, Chief Executive Officer and Treasurer
 Kurt D. Rosenberger         Vice President and Chief Financial Officer
 Charles W. Chambers         Secretary

         Kurt J. Meier (age 48) is President, Chief Executive Officer and Treasurer of the Holding Company. Mr. Meier has also served as President of the Bank since 1994. Theretofore, he served as Managing Officer of the Bank from 1990 to 1994.

         Kurt D. Rosenberger (age 40) is Vice President and Chief Financial Officer of the Holding Company. Mr. Rosenberger has also served as Vice President of the Bank since 1994. Theretofore, he served as Senior Financial Analyst for the Office of Thrift Supervision in Indianapolis, Indiana, from 1990 to 1994.

         Charles W. Chambers (age 82) is Secretary of the Holding Company. Mr. Chambers has also served as a Staff Appraiser of the Bank from 1991 to 1996 and as Secretary of the Bank since 1990.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

         The Bank converted from an Indiana mutual savings bank to an Indiana stock savings bank effective July 1, 1996, and simultaneously formed a bank holding company, the Holding Company. The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Cap Market, under the symbol "HWEN." As of August 24, 1998, there were approximately 540 holders of the Holding Company's Common Stock, including shares held in broker accounts.

         The following table sets forth the high and low bid prices and dividends paid per share of Common Stock for the quarters indicated. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


         Quarter Ended             High Bid       Low Bid     Dividends Declared
         -------------             --------       -------     ------------------
         September 30, 1996        $ 6 7/8      $  4  7/8             ---
         December 31, 1996           6 5/8         5  7/8           $.025
         March 31, 1997              7 3/4         6  3/8            .025
         June 30, 1997               7 7/8         7  1/4            .025

         September 30, 1997          8 5/8         7 7/16            .025
         December 31, 1997           9 1/4         8  1/8            .025
         March 31, 1998              9 3/4         8  3/4            .025
         June 30, 1998               9 1/2         8 7/16            .025

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 3 through 16 of the Shareholder Annual Report.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated by reference to pages 4 through 5 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

         The Company's Consolidated Financial Statements and Notes thereto are contained on pages 17 through 35 of the Shareholder Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with repsect to directors is incorporated by reference to pages 2 through 4 of the Company's Proxy Statement for its 1998 Shareholder Annual Meeting (the "1998 Proxy Statement"). Information concerning the Holding Company's executive officers is included in
Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 through 6 of the 1998 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to page 7 of the 1998 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 7 of the 1998 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)      List the following documents filed as part of the report:



                                                                   Annual Report
              Financial Statements                                   Page No.

              Independent Auditor's Report                               17

              Consolidated Statement of Financial Condition
                  at June 30, 1998, and 1997                             18

              Consolidated Statement of Income for the Years Ended
                  June 30, 1998, 1997, and 1996                          19

              Consolidated Statement of Changes in Stockholders' Equity
                  for the Years Ended June 30, 1998, 1997, and 1996      20

              Consolidated Statement of Cash Flows for the Years Ended
                  June 30, 1998, 1997, and 1996                          21

              Notes to Consolidated Financial Statements                 22

     (b)      Reports on Form 8-K.

              The Holding Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

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

                                             HOME FINANCIAL BANCORP



Date:  September 22, 1998                    By: /s/ Kurt J. Meier
                                             -----------------------------------
                                                  Kurt J. Meier, President,
                                                      Chief Executive Officer
                                                      and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of September, 1998.



/s/ Kurt J. Meier
----------------------------------
Kurt J. Meier
President, Chief Executive Officer,
Treasurer and Director
(Principal Executive Officer)


/s/ Kurt D. Rosenberger
----------------------------------
Kurt D. Rosenberger
Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


/s/ Charles W. Chambers
----------------------------------
Charles W. Chambers, Secretary and Director


/s/ John T. Gillaspy
----------------------------------
John T. Gillaspy, Director

/s/ Gary Michael Monnett
----------------------------------
Gary Michael Monnett, Director


/s/ Stephen Parrish
----------------------------------
Stephen Parrish, Director


/s/ Robert W. Raper
----------------------------------
Robert W. Raper, Vice Chairman


/s/ Frank R. Stewart
----------------------------------
Frank R. Stewart, Chairman


/s/ Tad Wilson
----------------------------------
Tad Wilson, Director

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

       10(1) Exempt Loan and Share Purchase Agreement between ESOP Trust and Home Financial Bancorp is incorporated by reference to
               Exhibit 10(1) to the Report on Form 10-K for the period ended June 30, 1996.

       10(2) Share Pledge Agreement between ESOP Trust and Home Financial Bancorp is incorporated by reference to Exhibit 10(2) to the Report on Form 10-K for the period ended June 30, 1996.

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

       10(6) Home Financial Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(6) to the Company's Form 10-Q for the Period Ended September 30, 1997.

       13      1998 Shareholder Annual Report.

       21 Subsidiaries of the Registrant are incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (Registration No. 333-1746).

       23      Consent of Independent Auditor

       27      Financial Data Schedule (filed electronically).