Form 10-Q
period 1998-09-30
HOME FINANCIAL BANCORP
filed 1998-11-13
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)


                Indiana                                        35-1975585
--------------------------------                          ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of November 1, 1998 was 903,052.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index
                                                                        Page No.
Forward Looking Statements                                                     1

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                Consolidated Condensed Statement of Financial
                Condition as of September 30, 1998 and June 30, 1998
                (Unaudited)                                                    2

                Consolidated Condensed Statement of Income for the three
                months ended September 30, 1998 and 1997
                (Unaudited)                                                    3

                Consolidated Condensed Statement of Changes in
                Shareholders' Equity for the three months ended September
                30, 1998 and 1997 (Unaudited)                                  4

                Consolidated Condensed Statement of Cash Flows for the
                three months ended September 30, 1998 and 1997
                (Unaudited)                                                    5

                Notes to Consolidated Condensed Financial Statements           7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                       9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      13

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               16
Item 2.       Changes in Securities                                           16
Item 3.       Defaults Upon Senior Securities                                 16
Item 4.       Submission of Matters to a Vote of Security Holders             16
Item 5.       Other Information                                               16
Item 6.       Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                    17

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                              September 30,         June 30,
                                                                 1998                1998
                                                              ------------       ------------
                                                               (Unaudited)
ASSETS

    Cash                                                      $    318,515       $    345,041
    Short-term interest-bearing deposits                         3,050,174          3,457,062
                                                              ------------       ------------
        Total cash and cash equivalents                          3,368,689          3,802,103
    Investment securities available for sale                     1,845,700          1,917,735
    Loans                                                       34,363,682         34,278,725
    Allowance for loan losses                                     (313,182)          (319,595)
                                                              ------------       ------------
        Net loans                                               34,050,501         33,959,130
    Real estate acquired for development                            20,758             20,758
    Premises and equipment                                       2,028,115          1,687,355
    Federal Home Loan Bank Stock                                   500,000            500,000
    Other assets                                                   638,475            672,662
                                                              ------------       ------------
        Total assets                                          $ 42,452,237       $ 42,559,743
                                                              ============       ============

LIABILITIES
    Deposits                                                  $ 26,923,233       $ 26,648,610
    Federal Home Loan Bank advances                              8,200,000          8,200,000
    Other liabilities                                               87,979            205,227
                                                              ------------       ------------
        Total liabilities                                       35,211,212         35,053,837
                                                              ------------       ------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                 - - - -            - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 903,052 shares and 929,052                      4,250,314          4,372,621
    Retained earnings                                            3,625,040          3,689,484
     Unearned Compensation RRP                                    (217,835)          (228,169)
     Unearned ESOP shares                                         (294,191)          (304,310)
    Accumulated other comprehensive income                        (122,303)           (23,720)
        Total shareholders' equity                               7,241,025          7,505,906
        Total liabilities and shareholders' equity            $ 42,452,237       $ 42,559,743
                                                              ============       ============




See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                 Three Months Ended
                                                                    September 30,

                                                                1998            1997
                                                              ---------       ---------
                                                                     (Unaudited)

Interest income
    Loans                                                     $ 816,941       $ 819,687
    Interest-bearing deposits                                    43,964          35,545
    Investment securities                                        16,976          26,277
    Other interest and dividend income                           16,255          10,397
                                                              ---------       ---------
        Total interest income                                   894,135         891,906
Interest expense
    Deposits                                                    329,900         322,824
    Advances from Federal Home Loan Bank and
    other borrowings                                            125,624         128,065
                                                              ---------       ---------
        Total interest expense                                  455,525         450,890
                                                              ---------       ---------
Net interest income                                             438,611         441,016
    Provision for losses on loans                                12,000          25,500
                                                              ---------       ---------
Net interest income after provision for losses on loans         426,611         415,516
                                                              ---------       ---------
Other income
    Service charges on deposit accounts                          17,026          12,625
    Loss on sale of real estate acquired for
          development                                              (513)           (278)
    Gain on sales of securities available for sale                  188          32,625
    Other income                                                  6,052          13,531
                                                              ---------       ---------
        Total other income                                       22,753          58,503
                                                              ---------       ---------
Other expenses
    Salaries and employee benefits                              211,392         180,496
    Net occupancy expenses                                       23,430          21,905
    Equipment expenses                                           12,705          17,238
    Deposit insurance expense                                     3,938           3,752
    Computer processing fees                                     23,264          19,459
    Legal and accounting fees                                    20,298          24,248
    Other expenses                                               83,635          72,588
                                                              ---------       ---------
        Total noninterest expenses                              378,662         339,686
                                                              ---------       ---------
Income before income taxes                                       70,701         134,334
    Income tax expense                                           29,444          54,070
                                                              ---------       ---------
Net income                                                    $  41,258       $  80,264
                                                              =========       =========

Basic and diluted net income per share                        $     .05       $     .10


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                    Form 10-Q

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                   1998              1997
                                                                         (Unaudited)


Balance, July 1                                                 $ 7,505,906       $ 7,197,134
Comprehensive income:
  Net income                                                         41,258            80,264
  Other comprehensive income, net of tax:
    Unrealized gains (losses)
       on securities available for sale:                            (98,469)           61,915
    Unrealized holding gains (losses) arising during period            (114)          (19,702)
                                                                -----------       -----------
    Reclassification adjustment for losses (gains) included
      in net income                                                 (98,583)           42,213
                                                                -----------       -----------
Comprehensive income                                                (57,325)          122,477
Common stock repurchased                                           (214,500)          (75,472)
Fair value adjustment of ESOP shares                                  9,717           - - - -
ESOP shares earned                                                   10,119            23,046
RRP shares earned                                                    10,334             7,257
Cash dividends                                                      (23,226)          (23,496)
                                                                -----------       -----------
Balance, September 30                                           $ 7,241,025       $ 7,250,946
                                                                ===========       ===========



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                              Three Months Ended
                                                                 September 30,
                                                         -----------------------------
                                                            1998              1997
                                                         -----------       -----------
                                                                  (Unaudited)

OPERATING ACTIVITIES
Net income                                               $    41,258       $    80,264
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                 12,000            25,500
    Depreciation                                              24,687            20,909
     Investment securities gains                                (188)          (32,625)
    Change in interest receivable                             (7,322)           (2,335)
     Fair value adjustment of ESOP shares                      9,717           - - - -
     Amortization of unearned ESOP shares                     10,119            23,046
     Amortization of unearned RRP shares                      10,334             7,257
    Other adjustments                                        (75,363)           26,583
                                                         -----------       -----------
        Net cash provided by operating activities             25,242           148,599
                                                         -----------       -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                  (605,046)         (544,363)
Proceeds from sales of securities available for sale         381,451           636,875
Proceeds from maturities and repayments of investment
    securities available for sale                             61,773            34,715
Net changes in loans                                         (84,957)         (995,810)
Purchases of premises and equipment                         (365,447)          (47,874)
Proceeds from real estate owned sales                        116,674           145,616
                                                         -----------       -----------
    Net cash used by investing activities                   (495,552)         (770,841)
                                                         -----------       -----------

FINANCING ACTIVITIES Net change in:
    NOW and savings accounts                                 361,681           571,783
    Certificates of deposit                                  (87,059)         (865,635)
Proceeds from Federal Home Loan Bank advances              1,000,000           - - - -
Repayment of Federal Home Loan Bank advances              (1,000,000)       (1,000,000)
Purchase of stock                                           (214,500)          (75,472)
Cash dividends                                               (23,226)          (23,496)
                                                         -----------       -----------
    Net cash provided (used) by financing activities          36,896        (1,392,820)
                                                         -----------       -----------

                                                     Three Months Ended
                                                        September 30,

                                                    1998              1997
                                                 -----------       -----------
                                                          (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                    (433,414)       (2,015,062)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                             3,802,103         4,184,303
                                                 -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                 $ 3,368,689       $ 2,169,241
                                                 ===========       ===========

ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
Interest paid                                    $   455,525       $   450,889
Income tax paid                                       82,964            13,000




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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of those expected for the remainder of the year.

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

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                                Three Months Ended
                                                   September 30
                                                1998              1997

Accumulated comprehensive income
      Balance, July 1                        $ (23,720)         $ 27,193
      Net unrealized gains (losses)            (98,583)           42,213
      Balance, September 30                   (122,303)           69,406

Income tax expense (benefit):
      Unrealized holding gains (losses)        (64,586)           40,610
      Reclassification adjustments                  74            12,923

NOTE B:  Stock Option Plan

On July 23, 1997, the Board of Directors approved a Stock Option Plan. Stockholders approved the Plan on October 14, 1997. Under the Stock Option Plan, stock options representing an aggregate of up to 10% of common stock sold in the conversion may be granted to directors, officers and other key employees of the Company or its subsidiary. Under the Stock Option Plan 71,600 incentive stock options have been granted to directors, executive officers, and other employees.

NOTE C:  Earnings Per Share

Earnings per share (EPS) were computed as follows:


                                                           For the Three Months Ended September 30,
                                                    1998                                 1997
                                  -----------------------------------------     -------------------------- -------------
                                                   Weighted        Per                         Weighted         Per
                                       Net          Average       Share              Net        Average        Share
                                      Income        Shares       Amount            Income       Shares        Amount
                                  -------------- --------------------------     -------------------------- -------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $  41,258       830,721    $  0.05         $    80,264     831,938   $    0.10
                                                                  =======                                   =========
Effect of Dilutive Securities                  0         1,181                              0       1,704
                                  -------------- -------------                  -------------     -------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders              $    41,258       831,902    $  0.05        $    80,264      833,642   $    0.10
                                  ==============    ==========    =======        ============     =======   =========

NOTE D:  2 for 1 Stock Split

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Home Financial Bancorp ("Company") is an Indiana corporation which was organized in February 1996 to become a bank holding company upon its acquisition of all the capital stock of Owen Community Bank, s.b. ("Bank") in connection with the Bank's conversion from mutual to stock form. The Company became the Bank's holding company at July 1, 1996. At September 30, 1998, the principal asset of the Company consisted of 100% of the issued and outstanding shares of common stock of the Bank. At that date, the Company had no material liabilities, and aside from purchases and sales of investment securities, the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

The Bank has been, and continues to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four-family residential loans. The Bank also originates commercial mortgage, consumer and, to a lesser extent, construction loans. The Bank opened its first branch office in the Putnam County Town of Cloverdale, Indiana on November 2, 1998. However, for the three month period ended September 30, 1998, the Bank served communities in Owen and surrounding counties through its main office located in Spencer, Indiana.

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

The Company's subsidiary Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of a low income housing project. The project will result in a 24 unit apartment complex for senior living. The total cost of the project will be approximately $1.4 million. The Bank purchased a 99% limited partnership interest for $732,000. Funds are to be dispersed by installments during project construction, which is expected to be completed by calendar year-end 1998. The Bank's investment in the project is eligible for income tax credits over the fifteen year life of the Agreement.

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

Financial Condition

Total assets decreased 0.3%, to $42.5 million at September 30, 1998 compared to $42.6 million at June 30, 1998. Cash and short-term interest bearing deposits totaled $3.1 million; a decrease of $433,000. Investment securities totaled $1.8 million at September 30, 1998; down $72,000 from three months earlier.

During the three months ended September 30, 1998, premises and equipment increased $341,000 or 20.2% to $2.0 million. This increase was due to costs for final phases of construction on the future Bank branch site in the southern Putnam County town of Cloverdale, Indiana. The cost of construction, furniture and equipment for the new branch was estimated at $750,000.

Deposits at September 30, 1998 were $26.9 million; an increase of $275,000 or 1.0% compared to three months earlier. Borrowings at the Federal Home Loan Bank ("FHLB") were $8.2 million, unchanged from the level at June 30, 1998.

On August 21, 1998, the Company repurchased 26,000 shares of its common stock on the open market, completing a 10% common stock repurchase plan that was originally announced on March 10, 1997. On September 8, 1998, the Company announced a second stock repurchase plan that authorized the repurchase, from time to time on the open market, up to 45,152 or 5% of the Company's outstanding shares of common stock.

Shareholders' equity was $7.2 million, or 17.1% of total assets as of September 30, 1998, compared to $7.5 million or 17.6% of total assets as of June 30 1998. The Company's net book value at September 30, 1998 was $8.02 per share based on 903,052 shares outstanding. This represents a decrease from book value of $8.08 per share as of June 30, 1998. Stock repurchases, cash dividends, and a sharp decline in the market value of investment securities available for sale as of September 30, 1998, all combined to produce a decline in overall shareholders' equity and net book value per share.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 1998 and 1997

Net income for the first fiscal quarter ended September 30, 1998 was $41,000, or $.05 per share based on an average of 831,902 diluted shares outstanding. Net income for the same period last year was $80,000, or $.10 per share based on an average of 833,642 diluted shares outstanding. Net income was lower due to a decrease in investment securities income and higher expenses associated with starting the Company's first branch operation.

Net interest income before the provision for loan losses was $439,000 for the three months ended September 30, 1998 compared to $441,000 for the 1997 period.

Total non-interest income totaled $23,000 for the quarter ended September 30, 1998 compared to $59,000 for the same period in 1997, a 61.1% decline. Most of this decrease can be traced to a sharp fall in gains on the sale of investment securities. For the three months ended September 30, 1998, income from the sale of securities was negligible, compared to $32,000 for the same period in 1997.

Total non-interest expense was $379,000 for the quarter ended September 30, 1998, compared to $340,000 for the same period last year. Additional employees to staff the new branch office contributed to the overall increase in non-interest expense. Salaries and employee benefits totaled $211,000 for the three months ended September 30, 1998, compared to $180,000 for the same period a year earlier; a 17.1% increase. Other non-interest expense also increased. A significant portion of this increase was attributed to higher expenses for office supplies, advertising, and various one-time costs related to the November 2, 1998 opening of the new branch office in Cloverdale.

Income tax expense for the first fiscal quarter of 1999 was $29,000, compared to $54,000 for the first fiscal quarter of 1998.

Asset Quality

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $12,000 and $26,000 for the quarters ended September 30, 1998 and 1997 respectively. At September 30, 1998, after net losses and recoveries, the allowance for loan losses was $313,000 or 0.91% of total loans, compared to $320,000 or 0.93% at June 30, 1998.

Management considered the allowance for loan losses at September 30, 1998, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 1998.

Balance, July 1, 1998                       $319,595
Provision for loan losses                     12,000
Recoveries                                        --
Loans charged off                             18,413
                                            --------

Balance, September 30, 1998                 $313,182
                                            ========

Total non-performing loans fell to $252,000 or 0.7% of total loans at September 30, 1998 compared to $286,000 or 0.8% of total loans at June 30, 1998. Real estate acquired through foreclosure totaled $168,000 at September 30, 1998, compared to $213,000 at June 30, 1998. No other repossessed assets existed at September 30, 1998, compared to $8,000 at June 30, 1998. Total non-performing assets were $420,000 or 1.0% of assets at September 30, 1998.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 1998 and June 30, 1998, cash and interest-bearing deposits totaled $3.4 million and $3.8 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $6.0 million at the end of the first quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $4.8 million of unused credit available from the FHLB. At September 30, 1998, borrowing from the FHLB totaled $8.2 million.

Shareholders' equity was $7.2 million or 17.1% of total assets at September 30, 1998, compared to $7.5 million or 17.7% of total assets at June 30, 1998. Book value at September 30, 1998 was $8.02 per share based on 903,052 outstanding shares. All fully phased-in regulatory capital requirements for the Bank are currently met. In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of the Bank's subsidiary. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in its subsidiary) at levels sufficient for the Bank to be classified as a well-capitalized institution.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of September 30, 1998.

                                                                              Required For            Required To Be
                                                         Actual             Adequate Capital*        Well Capitalized*

                                                   Amount       Ratio        Amount       Ratio        Amount       Ratio
                                                ------------ ------------ ------------ ------------ ------------ ------------

Total capital *(to risk weighted assets)        $6,596       25.9%        $2,038       8.0%         $2,547       10.0%

Tier 1 capital *(to risk weighted assets)       6,283        24.7%        1,019        4.0%         1,528        6.0%

Tier 1 capital *(to total assets)               6,283        15.1%        1,667        4.0%         2,084        5.0%


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

The Year 2000 Issue

Management and the Board of Directors recognize and understand Year 2000 ("Y2K") risk, are active in overseeing corrective efforts, and have ensured that all necessary resources are available to address this problem. The awareness and assessment phases of the Company's Year 2000 Project Management Plan have been completed, and the testing phase is currently underway.

Management believes that the key to successfully meeting the Y2K challenge is prior testing of all affected systems. The majority of mission-critical systems are provided by On-Line Financial Services, Inc., Oak Brook, Illinois. Presently, the Company is participating in a series of extensive Y2K tests that use the Company's specific computer applications and customer data. In addition, an information technology professional is assisting with testing in-house systems and third party vendor applications. Substantially all testing for mission-critical applications is scheduled to be completed prior to December 31, 1998.

During the remainder of 1998 and the first half of calendar 1999, management intends to modify or replace internal system components based on the results of testing. The Company has made, and will continue to make, investments in its systems and applications to ensure, to the degree possible, Y2K compliance. At this time, management is aware of the need for some minor equipment or software changes.

The largest component of Y2K costs during fiscal year 1999 is expected to be related to systems testing. Although the full cost of modifications is not yet known, management does not anticipate a need to invest heavily in system improvements to achieve Y2K compliance. At this time, it is estimated that costs associated with Y2K issues will be less than $50,000 for fiscal year 1999.

Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its financial position and results of operations could be adversely impacted. Amounts expenses in fiscal 1997 and 1998 were immaterial.

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

 Management seeks to control the Bank's interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. Management has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, management uses the market value ("MV") methodology to gauge interest rate risk exposure.

Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of this methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 and 400 basis point (1 basis point equals .01%) change in market interest rates. Both 200 and 400 basis point increases in market interest rates and 200 and 400 basis point decreases in market interest rates are considered.

At June 30, 1998, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's MV would decrease 3.9% and 19.4% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 5.2% and 13.7% for the same increases at June 30, 1997. The Bank's MV at June 30, 1998 would decrease 8.7% and 14.4% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have increased MV 2.3% and 5.4% respectively.

Presented below, as of June 30, 1998 and 1997, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                                    June 30, 1998
                          Market Value Summary Performance
                                                              Present Value (PV)
    Change                 Market Value                               of Assets
    In Rates    $ Amount      $ Change      % Change    MV Ratio       Change
    --------    --------      --------      --------    --------       ------
                   (Dollars in thousands)
 +400 bp*        $5,058         $(1,220)     (19.44)%    13.26%      (191) bp
 +200 bp          6,035            (243)      (3.87)     15.05        (12) bp
    0 bp          6,278               0        0.00      15.17       ----
  -200 bp         5,734            (544)      (8.67)     13.68       (149) bp
  -400 bp         5,376            (902)     (14.37)     12.59       (258) bp
*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock EV Ratio:  MV as % of PV of Assets    15.17%
                  Exposure Measure:  Post-Shock MV Ratio          13.68%
                  Sensitivity Measure:  Change in MV Ratio        149 bp

                                  June 30, 1997
                        Market Value Summary Performance
                                                                 MV as % of
                                                              Present Value (PV)
      Change                 Market Value                          of Assets
      In Rates    $ Amount       $ Change     % Change   MV Ratio  Change
      --------    --------       --------     --------   --------  ------
                  (Dollars in thousands)
   +400 bp*         $5,254      $   (831)     (13.66)%   13.48%     (121) bp
   +200 bp           5,769          (317)      (5.20)    14.32       (37) bp
      0 bp           6,085             0        0.00     14.69      ----
   -200 bp           6,223           138        2.26     14.66         3  bp
   -400 bp           6,414           329        5.41     14.74         5  bp
*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

           Pre-Shock EV Ratio:  MV as % of PV of Assets           14.69%
           Exposure Measure:  Post-Shock MV Ratio                 14.32%
           Sensitivity Measure:  Change in MV Ratio                37 bp

Management believes that the MV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows; weighing each by its appropriate discount factor. Second, because the MV method projects cash flows of each financial instrument under different interest-rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                None.
Item 2.  Changes in Securities.                            None.
Item 3.  Defaults Upon Senior Securities.                  None.

Item 4.  Submission of Matters to Vote of Security Holders.

On October 13, 1998, the Company held its third annual meeting of shareholders at which time matters submitted to a vote of stockholders included an election of four Company directors, and ratification of the appointment of Olive LLP as auditors for the fiscal year ending June 30, 1999.

All four director nominees were elected, and the appointment of auditors was also approved and ratified by a majority of 903,052 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:


            Director Nominees       For       Against      Abstain     Non-Vote
            -----------------
Charles W. Chambers - 3 years      767,557    12,050          -         123,445
Gary Michael Monnett - 2 years     751,357    28,250          -         123,445
Stephen Parrish - 3 years          767,507    12,100          -         123,445
Kurt D. Rosenberger - 3 years      767,557    12,050          -         123,445
              Other Matters
Auditors                           775,077     3,200         1,330      123,445


Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits

            3(1). The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333- 1746).

            3(2). By-Laws of the Registrant are incorporated by reference to Exhibit 3(2) to the Report on Form 10-Q for the period ended March 31, 1997.

            27          Financial Data Schedule (filed electronically).

         Reports on Form 8-K

                  There were no reports on Form 8-K filed during the period ended September 30, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOME FINANCIAL BANCORP


Date:    November 12, 1998                     By:  /s/ Kurt J. Meier
                                                    -----------------------
                                                    Kurt J. Meier
                                                    President and
                                                    Chief Executive Officer




Date:    November 12, 1998                     By:  /s/ Kurt D. Rosenberger
                                                    -----------------------
                                                    Kurt D. Rosenberger
                                                    Vice President and
                                                    Chief Financial Officer