Form 10-Q
period 1998-12-31
HOME FINANCIAL BANCORP
filed 1999-02-12
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ____________ FROM TO
         _________________

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)

            Indiana                                    35-1975585
--------------------------------                -------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 1999 was 890,982.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index
                                                                        Page No.
Forward Looking Statements                                                   3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                     Consolidated  Condensed Statement of
                     Financial Condition as of  December  31,
                     1998  and June 30,  1998  (Unaudited)                   4

                     Consolidated  Condensed  Statement  of
                     Income for the three months ended December 31,
                     1998 and 1997 (Unaudited)                               5

                     Consolidated Condensed Statement of
                     Income for the six months ended December 31,
                     1998 and 1997 (Unaudited)                               6

                     Consolidated Condensed Statement of Changes in Shareholders' Equity for the six months
                     ended December 31, 1998 and 1997 (Unaudited)            7

                     Consolidated Condensed Statement of
                     Cash Flows for the six months ended December
                     31, 1998 and 1997 (Unaudited)                           8

                     Notes to Consolidated Condensed Financial Statements   10

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                    12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                             21
Item 2.       Changes in Securities                                         21
Item 3.       Defaults Upon Senior Securities                               21
Item 4.       Submission of Matters to a Vote of Security Holders           21
Item 5.       Other Information                                             21
Item 6.       Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                                  22

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                December 31,          June 30,
                                                                   1998                 1998
                                                                ------------         ------------
                                                                           (Unaudited)
ASSETS
    Cash                                                        $    401,730         $    345,041
    Short-term interest-bearing deposits                           4,785,301            3,457,062
                                                                ------------         ------------
        Total cash and cash equivalents                            5,187,031            3,802,103
    Investment securities available for sale                       8,745,277            1,917,735
    Loans                                                         33,925,462           34,278,725
    Allowance for loan losses                                       (316,235)            (319,595)
                                                                ------------         ------------
        Net loans                                                 33,609,227           33,959,130
    Real estate acquired for development                              12,721               20,758
    Premises and equipment                                         2,048,122            1,687,355
    Federal Home Loan Bank Stock                                     610,000              500,000
    Other assets                                                   1,348,220              672,662
                                                                ------------         ------------
        Total assets                                            $ 51,560,598         $ 42,559,743
                                                                ============         ============

LIABILITIES
    Deposits                                                    $ 32,139,266         $ 26,648,610
    Federal Home Loan Bank advances                               12,200,000            8,200,000
    Other liabilities                                                 29,262              205,227
                                                                ------------         ------------
        Total liabilities                                         44,368,528           35,053,837
                                                                ------------         ------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                   - - - -              - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 890,982 shares and 929,052                        4,246,811            4,372,621
    Retained earnings                                              3,548,617            3,689,484
     Unearned Compensation RRP                                      (206,067)            (228,169)
     Unearned ESOP shares                                           (284,073)            (304,310)
    Accumulated other comprehensive income (loss)                   (113,218)             (23,720)
                                                                ------------         ------------
        Total shareholders' equity                                 7,192,070            7,505,906
                                                                ------------         ------------
        Total liabilities and shareholders' equity              $ 51,560,598         $ 42,559,743
                                                                ============         ============



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                   Three Months Ended
                                                                     December 31,
                                                               ------------------------
                                                                 1998            1997
                                                               --------        --------
                                                                     (Unaudited)
Interest income
    Loans                                                      $834,475        $828,830
    Interest-bearing deposits                                    44,945          48,073
    Investment securities                                        60,436          21,078
    Other interest and dividend income                           15,360          10,082
                                                               --------        --------
        Total interest income                                   955,216         908,063
Interest expense
    Deposits                                                    363,769         317,359
    Advances from Federal Home Loan Bank and
        other borrowings                                        115,111         144,664
                                                               --------        --------
        Total interest expense                                  478,880         462,023
                                                               --------        --------
Net interest income                                             476,336         446,040
    Provision for losses on loans                                12,000          25,500
                                                               --------        --------
Net interest income after provision for losses on loans         464,336         420,540
                                                               --------        --------
Other income
    Service charges on deposit accounts                          18,762          14,043
    Loss on sale of real estate acquired for
          development                                             7,945
                                                                                  6,661
     Gain on sales of securities available for sale              51,433
                                                                                  3,138
    Other income                                                 15,138          21,620
                                                               --------        --------
        Total other income                                       43,699          95,041
                                                               --------        --------
Other expenses
    Salaries and employee benefits                              217,972         181,163
    Net occupancy expenses                                       29,053          20,093
    Equipment expenses                                           26,552          14,842
    Deposit insurance expense                                     3,831           4,095
    Computer processing fees                                     25,823          19,883
    Legal and accounting fees                                    31,120          48,255
    Other expenses                                              125,720          96,634
                                                               --------        --------
        Total noninterest expenses                              460,071         384,965
                                                               --------        --------
Income before income taxes                                       47,964         130,616
    Income tax expense                                           20,546          51,303
                                                               --------        --------
Net income                                                     $ 27,418        $ 79,313
                                                               ========        ========

Basic and diluted net income per share                         $    .03        $    .10

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                   Six Months Ended
                                                                     December 31,
                                                               ------------------------
                                                                 1998            1997
                                                               --------        --------
                                                                      (Unaudited)
Interest income
    Loans                                                         $1,651,416        $1,648,517
    Interest-bearing deposits                                         88,909            83,618
    Investment securities                                             77,412            47,355
    Other interest and dividend income                                31,615            20,479
                                                                  ----------        ----------
        Total interest income                                      1,849,352         1,799,969
Interest expense
    Deposits                                                         693,669           640,183
    Advances from Federal Home Loan Bank and
        other borrowings                                             240,735           272,729
                                                                  ----------        ----------
        Total interest expense                                       934,404           912,913
                                                                  ----------        ----------
Net interest income                                                  914,948           887,056
    Provision for losses on loans                                     24,000            51,000
                                                                  ----------        ----------
Net interest income after provision for losses on loans              890,948           836,056
                                                                  ----------        ----------
Other income
    Service charges on deposit accounts                               35,788            26,668
    Gain (loss) on sale of real estate acquired for
          development                                                  7,667
                                                                                         6,148
     Gain (loss) on sales of securities available for sale            84,058
                                                                                         3,326
    Other income                                                      21,190            35,151
                                                                  ----------        ----------
        Total other income                                            66,452           153,544
                                                                  ----------        ----------
Other expenses
    Salaries and employee benefits                                   429,364           361,659
    Net occupancy expenses                                            52,483            41,998
    Equipment expenses                                                39,257            32,080
    Deposit insurance expense                                          7,769             7,847
    Computer processing fees                                          49,087            39,342
    Legal and accounting fees                                         51,418            72,503
    Other expenses                                                   209,355           169,222
                                                                  ----------        ----------
        Total noninterest expenses                                   838,733           724,651
                                                                  ----------        ----------
Income before income taxes                                           118,667           264,950
    Income tax expense                                                49,990           105,373
                                                                  ----------        ----------
Net income                                                        $   68,677        $  159,577
                                                                  ==========        ==========

Basic and diluted net income per share                            $      .08        $      .19

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                    Form 10-Q

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                1998                1997
                                                            -----------         -----------
                                                                       (Unaudited)

Balance, July 1                                             $ 7,505,906         $ 7,197,134
Comprehensive income
    Net income                                                   68,677             159,577
    Other comprehensive income, net of tax
        Unrealized gain (loss) on securities, net of
        reclassification adjustments                             86,902
                                                                                    (89,498)
                                                            -----------         -----------
Other comprehensive income (loss)                               246,479
                                                                                    (20,821)
Common stock repurchased                                       (304,029)            (73,454)
Fair value adjustment of ESOP shares                             28,338
                                                                                       (488)
ESOP shares earned                                               39,718              20,236
RRP shares earned                                                22,102              18,140
Cash dividends                                                  (46,723)
                                                                                    (50,318)
                                                            -----------         -----------
Balance, December 31                                        $ 7,192,070         $ 7,390,150
                                                            ===========         ===========

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                    Six Months Ended
                                                                       December 31,
                                                             -------------------------------
                                                                1998                1997
                                                             -----------         -----------
                                                                       (Unaudited)
OPERATING ACTIVITIES
Net income                                                   $    68,677         $   159,577
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                     24,000              51,000
    Depreciation                                                  65,070              42,257
    Investment securities gains                                  (84,058)
                                                                                      (3,326)
    Change in interest receivable                                (19,392)            (13,112)
    Fair value adjustment of ESOP shares                          28,338
                                                                                         488
    Amortization of unearned ESOP shares                          20,237              20,236
    Amortization of unearned RRP shares                           22,102              18,140
    Other adjustments
                                                                (142,720)              4,783
                                                             -----------         -----------
        Net cash provided by operating activities                 35,136             253,385
                                                             -----------         -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                    (7,689,758)         (1,326,242)
Proceeds from sales of securities available for sale             565,389           1,103,937
Proceeds from maturities and repayments of investment
    securities available for sale                                148,241             434,741
Net changes in loans                                             118,503            (841,774)
Purchases of Federal Home Loan Bank of Indianapolis
    Stock                                                       (110,000)                 --
                                                             -----------         -----------
Purchases of premises and equipment                             (425,837)           (185,316)
Proceeds from real estate owned sales                            207,400             145,616
Proceeds from sale of real estate acquired for
    Development                                                    8,037                  --
Disbursements for low-income housing investment                 (608,492)                 --
                                                             -----------         -----------
    Net cash used by investing activities                     (7,786,517)           (669,038)
                                                             -----------         -----------

FINANCING ACTIVITIES Net change in:
    NOW and savings accounts                                   1,668,489             323,057
    Certificates of deposit                                    3,822,167            (571,128)
Proceeds from Federal Home Loan Bank advances                  6,000,000
                                                                                   2,000,000
Repayment of Federal Home Loan Bank advances                  (2,000,000)         (1,000,000)
Purchase of stock                                               (304,029)            (73,454)
Cash dividends                                                   (50,318)            (46,723)
                                                             -----------         -----------
    Net cash provided by financing activities                  9,136,309             631,752
                                                             -----------         -----------

                                                                  Six Months Ended
                                                                    December 31,
                                                           ----------------------------
                                                              1998              1997
                                                           ----------        ----------
                                                                   (Unaudited)
NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                            1,384,928           938,512

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                            3,802,103         1,385,979
                                                           ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                           $5,187,031        $2,324,491
                                                           ==========        ==========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                              $  934,404        $  797,146
Income tax paid
                                                              170,000           129,000


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of those expected for the remainder of the year.

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

NOTE C:  Earnings Per Share

Earnings per share (EPS) were computed as follows:


       For the Three Months Ended
                     December 31,      1998                                       1997
                                  -----------------------------------------   ----------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                       Net         Average       Share             Net        Average       Share
                                      Income        Shares       Amount          Income        Shares       Amount
                                  -----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $  27,418     808,443       $0.03      $    79,313       831,938       $0.10
                                                              =============                                ========
Effect of Dilutive Securities                  0          30                            0         1,704
                                  ----------------------------                ---------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders              $    27,418     808,473       $0.03      $    79,313        833,642      $0.10
                                  =========================================   ========================================


          For the Six Months Ended
                      December 31,     1998                                       1997
                                   ----------------------------------------   ----------------------------------------
                                                  Weighted        Per                         Weighted       Per
                                       Net         Average       Share             Net        Average       Share
                                      Income       Shares        Amount          Income        Shares       Amount
                                   ----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $ 68,677       822,383     $ 0.08       $  159,577      831,036        $ 0.19
                                                              =============                              =============
Effect of Dilutive Securities                 0           606                           0        2,517
                                   ---------------------------                ---------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                $ 68,677       822,989     $ 0.08       $  159,577      833,553        $ 0.19
                                   ========================================   ========================================

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

NOTE E:  Other Comprehensive Income

                                                                                              1998
                                                                                               Tax
For the Six Months Ended                                                   Before-Tax       (Expense)      Net-of-Tax
December 31                                                                  Amount          Benefit         Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the year                $   (144,874)   $      57,385  $     (87,489)
  Less: reclassification adjustment for gains (losses) realized in net income
                                                                                  3,326          (1,317)          2,009
                                                                           ------------    -------------  -------------
Other comprehensive income (loss)                                          $   (148,200)   $      58,702  $     (89,498)
                                                                           =============================================


                                                                                              1997
                                                                                               Tax
For the Six Months Ended                                                   Before-Tax       (Expense)      Net-of-Tax
December 31                                                                  Amount          Benefit         Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the year                $     227,959  $     (90,294)   $    137,665
  Less: reclassification adjustment for gains (losses) realized in net income
                                                                                 84,058         (33,295)         50,763
                                                                                 -------        --------         ------
Other comprehensive income (loss)                                          $     143,901  $     (56,999)   $     86,902
                                                                         ================================================

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

The Bank has been, and continues to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four-family residential loans. The Bank also originates commercial mortgage, consumer and, to a lesser extent, construction loans. The Bank opened its first branch office in the Putman County Town of Coverdale, Indiana on October 2, 1998. The Bank serves communities in Owen, Putnam and surrounding counties through its main office located in Spencer, Indiana, and its branch in Cloverdale, Indiana.

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

On February 2, 1999, the Company and its subsidiary Bank filed applications with the Office of Thrift Supervision ("OTS") to convert the holding company from a bank holding company into a savings and loan holding company and convert the Bank from a State-Chartered Stock Association into a Federal Stock Savings Bank. Management has applied for the "Charter Flip" in order to permit the Company to continue its profitable real estate development activities through the Bank's subsidiary, BSF, Inc. Although management expects to receive approval, there are no assurances that the OTS will in fact approve these applications. If approved, the Charter Flip will not involve any changes in ownership or management and will not require a name change for the Company or the Bank.

The Company's subsidiary Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of a low income housing project. The project will result in a 24-unit apartment complex for senior living. The total cost of the project will be approximately $1.4 million. The Bank purchased a 99% limited partnership interest for $732,000. Funds are to be dispersed by installments during project construction, which was approximately 90% completed as of December 31, 1998. The General Partner anticipates leasing apartment units as early as April 1999. The Bank's investment in the project is eligible for income tax credits over the fifteen-year life of the Agreement.

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

Financial Condition

Total assets increased $9.0 million or 21.1%, to $51.6 million at December 31, 1998 compared to $42.6 million at June 30, 1998. Cash and short-term interest bearing deposits totaled $4.8 million; an increase of $1.3 million. Investment securities totaled $8.7 million at December 31, 1998. This is an increase of $6.8 million compared to June 30, 1998. Total loans decreased $353,000, or 1.0%, during the past six months, to $33.9 million.

During the six months since June 30, 1998, premises and equipment increased $361,000 to $2.0 million. This increase was due to costs to complete construction and equip the Bank's first-ever branch office facility. The branch, which is located in the southern Putnam County town of Cloverdale, officially opened for business on October 2, 1998.

Management is pleased with the initial results from branch activities. Despite only operating for three months, new deposit accounts from the branch have contributed to a significant overall increase in deposits. At December 31, 1998, total deposits were $32.1 million. Compared to June 30, 1998, deposits posted an increase of $5.5 million or 20.6%. Borrowings at the Federal Home Loan Bank ("FHLB") increased $4.0 million to $12.2 million as of December 31, 1998.

Shareholders' equity was $7.2 million, or 13.9% of total assets at December 31, 1998, compared to $7.5 million or 17.6% of total assets as of June 30 1998. During the six months ended December 31, 1998, shareholders' equity was reduced by quarterly dividends, common stock repurchases, and changes in the market value of securities available for sale. During the second quarter, the Company purchased 12,070 shares of common stock pursuant to a 5% stock repurchase plan announced on September 8, 1998. On August 21, 1998, the Company repurchased 26,000 shares of its common stock on the open market, completing a 10% common stock repurchase plan that was originally announced on March 10, 1997. The Company's net book value at December 31, 1998 was $8.07 per share based on 890,982 shares outstanding. This compares to book values per share of $8.02 and $8.08 at September 30, 1998 and June 30, 1998, respectively.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 1998 and 1997

Net income for the second fiscal quarter ended December 31, 1998 was $27,000, or $.03 diluted earnings per common share. Net income for the same period last year was $79,000, or $.10 diluted earnings per common share. Net interest income before the provision for loan losses was $476,000 for the three months ended December 31, 1998, compared to $446,000 for the three months ended December 31, 1997.

Total non-interest income totaled $44,000 for the quarter ended December 31, 1998, compared to $95,000 for the same period in 1997; a 54.0% decrease. Most of this decrease can be traced to decreased gains on the sale of investment securities. For the three months ended December 31, 1998, income from the sale of securities was $3,000, compared to $51,000 for the same period in 1997.

Earnings from the Bank's subsidiary, BSF, Inc., through the sale of real estate acquired for development totaled $7,000 for the quarter. In connection with the Bank's conversion to an Indiana stock savings bank, the FDIC required the Bank to terminate this business activity by November 2000. However, in order to continue this activity, which has proven to be a reliable source of income in the past, on February 2, 1999, management applied to the OTS for conversion to a Federal Stock Savings Bank charter which permits such activities.

Total non-interest expense was $460,000 for the quarter ended December 31, 1998, compared to $385,000 for the same period last year. Additional employees to staff the new branch office contributed to the overall increase in non-interest expense. Salaries and employee benefits totaled $218,000 for the second quarter of fiscal 1999, compared to $181,000 for the same period a year earlier; a 20.3% increase. Additional increases in non-interest expense can primarily be attributed to the new branch. Compared to a year earlier, equipment expense increased $12,000 or 78.9%, net occupancy expenses (including depreciation expense) increased $9,000 or 44.6%, and computer processing fees increased $6,000 or 29.9%.

Income tax expense for the second fiscal quarter of 1999 was $21,000, compared to $51,000 for the second fiscal quarter of 1998. The increase was due to the decrease in pre-tax income.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 1998 and 1997

Fiscal year-to-date net income totaled $69,000 or $.08 diluted earnings per common share, compared to $160,000 or $.19 diluted earnings per common share for the same period of fiscal 1997. Lower year-to-date earnings are attributed to a drop in investment securities income and higher expenses associated with opening the Bank's first branch. For the six months ended December 31, 1998, net interest income before provisions for loan losses totaled $915,000 compared to $887,000 for the six months ended December 31, 1997; a 3.1% increase.

While the Bank has experienced significant loan pay-offs and loan refinancing activity by borrowers seeking lower, primarily fixed rate loans, interest income from loans has not decreased. For the six-month period ended December 31, 1998, loan interest income increased $3,000 to $1.7 million, compared to the same period a year earlier.

Provisions for loan losses totaled $24,000 during the six months ended December 31, 1998, compared to $51,000 during the same period last year. At December 31, 1998 and June 30, 1998, the allowance for loan losses was .93% of total loans, compared to .79% at December 31, 1997.

Non-interest income totaled $66,000 for the first two quarters of fiscal 1999 compared to $154,000 for the same period in 1997; a 56.7% decrease. The largest portion of this decrease is attributed to a sharp decline in realized gains on the sale of investment securities. For the six months ended December 31, 1998, income from the sale of securities totaled $3,000, compared to $84,000 for the same period last year. New deposit products and services coupled with an increase in new accounts increased deposit related service charge income. Fiscal year-to-date 1999 service charges on deposit accounts amounted to $36,000, compared to $27,000 for the first six months of fiscal 1998; an increase of 34.2%.

Total non-interest expense increased $114,000 or 15.7% to $839,000 for the six months ended December 31, 1998, compared to $725,000 for the six months ended December 31, 1997. For the first half of fiscal 1999, salaries and employee benefits increased 18.7% to $429,000, compared to $362,000 the same period last year. Like employee expenses, several other non-interest expense categories increased primarily due to activities related to the new branch operations. For the six months ended December 31, 1998, net occupancy expenses increased by $10,000 or 25.0%, equipment expense increased by $7,000 or 22.4%, and computer processing expense increased by $10,000 or 24.8%, compared to the same period a year earlier. In contrast, legal and professional fees decreased $21,000 or 29.1% for the current six-month period compared to last year. This decrease is attributed to experience gained by Company employees regarding certain reporting requirements previously performed with heavy reliance on outside professionals.

Year-to-date income tax expense at the end of the second fiscal quarter of 1999 was $50,000, compared to $105,000 for the same period in fiscal year 1998. The decreased income tax was a consequence of decreased earnings this year versus the comparable period last year.

Asset Quality

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $12,000 and $26,000 for the quarters ended December 31, 1998 and 1997 respectively. For the six-month periods ended December 31, 1998 and 1997, loan loss provisions were $24,000 and $51,000, respectively. At December 31, 1998, after net losses and recoveries, the allowance for loan losses was $316,000 or 0.93% of total loans, compared to $320,000 or 0.93% at June 30, 1998.

Management considered the allowance for loan losses at December 31, 1998, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table compares activity in the allowance for loan losses for the six months ended December 31, 1998 and 1997.

                                   1998            1997
                                 --------        --------
Balance, July 1, 1998            $319,595        $231,397
Provision for loan losses          24,000          51,000
Recoveries                             --              --
Loans charged off                  27,360           7,000
                                 --------        --------

Balance, December 31             $316,235        $275,397
                                 ========        ========

Total non-performing loans decreased to $210,000 or 0.6% of total loans at December 31, 1998 compared to $286,000 or 0.8% of total loans at June 30, 1998. Real estate acquired through foreclosure totaled $221,000 at December 31, 1998, compared to $213,000 at June 30, 1998. No other repossessed assets existed at December 31, 1998, compared to $8,000 at June 30, 1998. Total non-performing assets were $431,000 or 0.8% of assets at December 31, 1998.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 1998 and June 30, 1998, cash and interest-bearing deposits totaled $5.2 million and $3.8 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $6.5 million at the end of the second quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $3.8 million of unused credit available from the FHLB. At December 31, 1998, borrowing from the FHLB totaled $12.2 million, a $4.0 million increase from six months earlier.

Shareholders' equity was $7.2 million or 13.9% of total assets at December 31, 1998, compared to $7.5 million or 17.7% of total assets at June 30, 1998. Book value at December 31, 1998 was $8.07 per share based on 890,982 outstanding shares. Book value per common share at September 30, 1998 and June 30, 1998 was $8.02 and $8.08, respectively. All fully phased-in regulatory capital requirements for the Bank are currently met. In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of the Bank's subsidiary. The FDIC currently requires that the Bank maintain capital (after deduction of its investment in its subsidiary) at levels sufficient for the Bank to be classified as a well-capitalized institution.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of December 31, 1998.

                                                                           Required For        Required To Be Well
                                                       Actual            Adequate Capital*         Capitalized*
                                               ----------- ----------- ----------- ---------- ----------- -----------
                                                 Amount      Ratio       Amount      Ratio      Amount      Ratio
                                               ----------- ----------- ----------- ---------- ----------- -----------

Total capital *(to risk weighted assets)          $6,609      24.1%      $2,190        8.0%       $2,738    10.0%

Tier 1 capital *(to risk weighted assets)          6,293      23.0%       1,095        4.0%        1,643     6.0%

Tier 1 capital *(to total assets)                  6,293      12.4%       2,028        4.0%        2,535     5.0%

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

The Year 2000 Issue

Management and the Board of Directors recognize and understand Year 2000 ("Y2K") risk, are active in overseeing corrective efforts, and have ensured that all necessary resources are available to address this problem. The awareness and assessment phases of the Company's Year 2000 Project Management Plan have been completed. A significant portion of the testing phase has been completed. Remaining tests are scheduled to be completed by March 31, 1999.

Management believes that the key to successfully meeting the Y2K challenge is prior testing of all affected systems. The majority of mission-critical systems are provided by On-Line Financial Services, Inc., Oak Brook, Illinois. The Company participated in a series of extensive Y2K tests that use the Company's specific computer applications and customer data. In addition, an information technology professional is assisting with testing in-house systems and third party vendor applications. Substantially all testing for mission-critical applications was completed as of December 31, 1998.

During the first half of calendar 1999, management will modify or replace internal system components based on the results of testing. In addition, over the next few months management will refine and expand detailed contingency plans. The Company has made, and will continue to make, investments in its systems and applications to ensure, to the degree possible, Y2K compliance. At this time, management is aware of the need for some minor equipment or software changes.

The largest component of Y2K costs during fiscal year 1999 is expected to be related to systems testing. Although the full cost of modifications is not yet known, management does not anticipate a need to invest heavily in system improvements to achieve Y2K compliance. For the six months ended December 31, 1998, direct costs incurred related to addressing Y2K compliance were approximately $29,500. The estimated direct costs for replacing non-compliant hardware, participating in testing services offered by On-Line Financial
Services, and contracting for in-house testing assistance with Y2K issues will be less than $50,000 for fiscal year 1999. This estimate does not include the cost of salaries for existing staff members involved in planning, testing and reporting on Y2K issues.

Although management believes it is taking the necessary steps to address the Y2K compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Y2K compliant, its financial position and results of operations could be adversely impacted. Amounts expensed in fiscal 1997 and 1998 were immaterial.

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

At September 30, 1998, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's MV would decrease 4.4% and 15.6% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 6.7% and 24.8% for the same increases at September 30, 1997. The Bank's MV at September 30, 1998 would decrease 9.3% and 13.8% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have decreased MV 6.1% and 8.6% respectively.

Presented below, as of September 30, 1998 and 1997, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                               September 30, 1998
                        Market Value Summary Performance
                                                              MV as % of
                                                          Present Value (PV)
Change                Market Value                             of Assets
In Rates     $ Amount             $ Change    % Change   MV Ratio     Change
--------     --------             --------    --------   --------     ------
                    (Dollars in thousands)
+400 bp*      $5,209                $(960)     (15.56)%   13.39%       (133)bp
+200 bp        5,901                 (268)      (4.35)    14.54         (18)bp
0 bp           6,169                    0        0.00     14.72        ----
-200 bp        5,598                 (571)      (9.26)    13.19        (153)bp
-400 bp        5,319                 (850)     (13.78)    12.32        (240)bp

*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock MV Ratio:  MV as % of PV of Assets       14.72%
                  Exposure Measure:  Post-Shock MV Ratio             13.19%
                  Sensitivity Measure:  Change in MV Ratio           153 bp


                               September 30, 1997
                        Market Value Summary Performance

                                                              MV as % of
                                                          Present Value (PV)
Change                Market Value                             of Assets
In Rates     $ Amount             $ Change    % Change   MV Ratio     Change
--------     --------             --------    --------   --------     ------
                    (Dollars in thousands)

+400 bp*     $4,291             $(1,416)       (24.81)%    11.66%      (261)bp
+200 bp       5,323                (383)        (6.72)     13.76        (51)bp
0 bp          5,707                   0          0.00      14.27       ----
-200 bp       5,361                (346)        (6.06)     13.20       (107)bp
-400 bp       5,217                (489)        (8.57)     12.59       (168) bp
*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock MV Ratio:  MV as % of PV of Assets     14.27%
                  Exposure Measure:  Post-Shock MV Ratio           13.20%
                  Sensitivity Measure:  Change in MV Ratio         107 bp

Since September 30, 1998, the Bank has experienced several balance sheet changes. The full impact of these changes on the Bank's interest rate risk position as compared to the analysis presented above is uncertain. However, management does not believe these changes will result in an unacceptable overall interest rate risk position for the Bank.

During the three months ended December 31, 1998, the Bank experienced increases in deposits, borrowings, and mortgage-backed securities that will alter the Bank's MV analysis as compared to September 30, 1998. Short-term deposits increased by $5.2 million, short-term borrowings decreased by $1.0 and were replaced by $5.0 million in three-year borrowings, and mortgage-backed securities increased by $6.9 million. The estimated weighted average life of the new mortgage-backed securities as a group is less than five years.

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

All four director nominees were elected, and the appointment of auditors was also approved and ratified by a majority of 903,052 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

            Director Nominees       For       Against     Abstain     Non-Vote
            -----------------       ---       -------     -------     --------
Charles W. Chambers - 3 years       767,557      12,050      -         123,445
Gary Michael Monnett - 2 years      751,357      28,250      -         123,445
Stephen Parrish - 3 years           767,507      12,100      -         123,445
Kurt D. Rosenberger - 3 years       767,557      12,050      -         123,445
              Other Matters
              -------------
Auditors                            775,077       3,200    1,330       123,445



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

                  27.      Financial Data Schedule (filed electronically).

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the period ended December 31, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HOME FINANCIAL BANCORP


Date:    February 12, 1999                            By:/s/ Kurt J. Meier
                                                         Kurt J. Meier
                                                         President and
                                                         Chief Executive Officer




Date:    February 12, 1999                            By:/s/ Kurt D. Rosenberger
                                                         Kurt D. Rosenberger
                                                         Vice President and
                                                         Chief Financial Officer