Form 10-Q/A
period 1998-12-31
HOME FINANCIAL BANCORP
filed 1999-02-23
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                {Amendment No. 1)

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



Item 1, Financial Statements, of the Registrant's Form 10-Q for the period ended December 31, 1998, is amended by this filing to correct clerical errors in the preparation of the EDGAR document in the original filing made on February 12, 1999.

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                   Three Months Ended
                                                                     December 31,
                                                               ------------------------
                                                                 1998            1997
                                                               --------        --------
                                                                     (Unaudited)
Interest income
    Loans                                                      $834,475        $828,830
    Interest-bearing deposits                                    44,945          48,073
    Investment securities                                        60,436          21,078
    Other interest and dividend income                           15,360          10,082
                                                               --------        --------
        Total interest income                                   955,216         908,063
Interest expense
    Deposits                                                    363,769         317,359
    Advances from Federal Home Loan Bank and
        other borrowings                                        115,111         144,664
                                                               --------        --------
        Total interest expense                                  478,880         462,023
                                                               --------        --------
Net interest income                                             476,336         446,040
    Provision for losses on loans                                12,000          25,500
                                                               --------        --------
Net interest income after provision for losses on loans         464,336         420,540
                                                               --------        --------
Other income
    Service charges on deposit accounts                          18,762          14,043
    Loss on sale of real estate acquired for
          development                                             6,661           7,945
    Gain on sales of securities available for sale                3,138          51,433
    Other income                                                 15,138          21,620
                                                               --------        --------
        Total other income                                       43,699          95,041
                                                               --------        --------
Other expenses
    Salaries and employee benefits                              217,972         181,163
    Net occupancy expenses                                       29,053          20,093
    Equipment expenses                                           26,552          14,842
    Deposit insurance expense                                     3,831           4,095
    Computer processing fees                                     25,823          19,883
    Legal and accounting fees                                    31,120          48,255
    Other expenses                                              125,720          96,634
                                                               --------        --------
        Total noninterest expenses                              460,071         384,965
                                                               --------        --------
Income before income taxes                                       47,964         130,616
    Income tax expense                                           20,546          51,303
                                                               --------        --------
Net income                                                     $ 27,418        $ 79,313
                                                               ========        ========

Basic and diluted net income per share                         $    .03        $    .10

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                   Six Months Ended
                                                                     December 31,
                                                               ------------------------
                                                                 1998            1997
                                                               --------        --------
                                                                      (Unaudited)
Interest income
    Loans                                                         $1,651,416        $1,648,517
    Interest-bearing deposits                                         88,909            83,618
    Investment securities                                             77,412            47,355
    Other interest and dividend income                                31,615            20,479
                                                                  ----------        ----------
        Total interest income                                      1,849,352         1,799,969
Interest expense
    Deposits                                                         693,669           640,183
    Advances from Federal Home Loan Bank and
        other borrowings                                             240,735           272,729
                                                                  ----------        ----------
        Total interest expense                                       934,404           912,913
                                                                  ----------        ----------
Net interest income                                                  914,948           887,056
    Provision for losses on loans                                     24,000            51,000
                                                                  ----------        ----------
Net interest income after provision for losses on loans              890,948           836,056
                                                                  ----------        ----------
Other income
    Service charges on deposit accounts                               35,788            26,668

    Gain (loss) on sale of real estate acquired for
          development                                                  6,148             7,667

    Gain (loss) on sales of securities available for sale              3,326            84,058

    Other income                                                      21,190            35,151
                                                                  ----------        ----------
        Total other income                                            66,452           153,544
                                                                  ----------        ----------
Other expenses
    Salaries and employee benefits                                   429,364           361,659
    Net occupancy expenses                                            52,483            41,998
    Equipment expenses                                                39,257            32,080
    Deposit insurance expense                                          7,769             7,847
    Computer processing fees                                          49,087            39,342
    Legal and accounting fees                                         51,418            72,503
    Other expenses                                                   209,355           169,222
                                                                  ----------        ----------
        Total noninterest expenses                                   838,733           724,651
                                                                  ----------        ----------
Income before income taxes                                           118,667           264,950
    Income tax expense                                                49,990           105,373
                                                                  ----------        ----------
Net income                                                        $   68,677        $  159,577
                                                                  ==========        ==========

Basic and diluted net income per share                            $      .08        $      .19

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                    Form 10-Q

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                1998                1997
                                                            -----------         -----------
                                                                       (Unaudited)

Balance, July 1                                             $ 7,505,906         $ 7,197,134
Comprehensive income
    Net income                                                   68,677             159,577
    Other comprehensive income, net of tax

        Unrealized gain (loss) on securities, net of
        reclassification adjustments                            (89,498)             86,902
                                                            -----------         -----------
Other comprehensive income (loss)                               (20,821)            246,479
Common stock repurchased                                       (304,029)            (73,454)
Fair value adjustment of ESOP shares                               (488)             28,338
ESOP shares earned                                               39,718              20,236
RRP shares earned                                                22,102              18,140
Cash dividends                                                  (50,318)            (46,723)
                                                            -----------         -----------
Balance, December 31                                        $ 7,192,070         $ 7,390,150
                                                            ===========         ===========

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                    Six Months Ended
                                                                       December 31,
                                                             -------------------------------
                                                                1998                1997
                                                             -----------         -----------
                                                                       (Unaudited)
OPERATING ACTIVITIES
Net income                                                   $    68,677         $   159,577
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                     24,000              51,000
    Depreciation                                                  65,070              42,257
    Investment securities gains                                   (3,326)            (84,058)
    Change in interest receivable                                (19,392)             13,112
    Fair value adjustment of ESOP shares                             488              28,338
    Amortization of unearned ESOP shares                          20,237              20,236
    Amortization of unearned RRP shares                           22,102              18,140
    Other adjustments                                           (142,720)              4,783
                                                             -----------         -----------
        Net cash provided by operating activities                 35,136             253,385
                                                             -----------         -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                    (7,689,758)         (1,326,242)
Proceeds from sales of securities available for sale             565,389           1,103,937
Proceeds from maturities and repayments of investment
    securities available for sale                                148,241             434,741
Net changes in loans                                             118,503            (841,774)
Purchases of Federal Home Loan Bank of Indianapolis
    Stock                                                       (110,000)                 --
Purchases of premises and equipment                             (425,837)           (185,316)
Proceeds from real estate owned sales                            207,400             145,616
Proceeds from sale of real estate acquired for
    Development                                                    8,037                  --
Disbursements for low-income housing investment                 (608,492)                 --
                                                             -----------         -----------
    Net cash used by investing activities                     (7,786,517)           (669,038)
                                                             -----------         -----------

FINANCING ACTIVITIES Net change in:
    NOW and savings accounts                                   1,668,489             323,057
    Certificates of deposit                                    3,822,167            (571,128)
Proceeds from Federal Home Loan Bank advances                  6,000,000           2,000,000
Repayment of Federal Home Loan Bank advances                  (2,000,000)         (1,000,000)
Purchase of stock                                               (304,029)            (73,454)
Cash dividends                                                   (50,318)            (46,723)
                                                             -----------         -----------
    Net cash provided by financing activities                  9,136,309             631,752
                                                             -----------         -----------

                                                                  Six Months Ended
                                                                    December 31,
                                                           ----------------------------
                                                              1998              1997
                                                           ----------        ----------
                                                                   (Unaudited)
NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                            1,384,928           938,512

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                            3,802,103         1,385,979
                                                           ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                           $5,187,031        $2,324,491
                                                           ==========        ==========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                              $  934,404        $  797,146
Income tax paid                                               170,000           129,000


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
                                                                         ================================================

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HOME FINANCIAL BANCORP


Date:    February 23, 1999                            By:/s/ Kurt D. Rosenberger
                                                         Kurt D. Rosenberger
                                                         Vice President and
                                                         Chief Financial Officer