Form 10-Q
period 1999-03-31
HOME FINANCIAL BANCORP
filed 1999-05-17
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to ________

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)

          Indiana                                        35-1975585
-----------------------------------              -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)

                             279 East Morgan Street
                             Spencer, Indiana 47460
                    ----------------------------------------
                    (Address of principle executive offices,
                               including Zip Code)

                                 (812) 829-2095
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of May 1, 1999 was 888,300.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index
                                                                        Page No.
Forward Looking Statements                                                     3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                     Consolidated Condensed Statement of Financial
                     Condition as of March 31, 1999 and June 30, 1998
                     (Unaudited)                                               4
                     Consolidated Condensed Statement of
                     Income for the three
                     months ended March 31, 1999 and 1998
                     (Unaudited)                                               5

                     Consolidated Condensed Statement
                     of Income for the nine
                     months ended March 31, 1999 and 1998
                     (Unaudited)                                               6

                     Consolidated Condensed Statement of Changes in Shareholders' Equity for the nine months ended March
                     31, 1999 and 1998 (Unaudited)                             7

                     Consolidated Condensed Statement of Cash Flows for the
                     nine months ended March 31, 1999 and 1998
                     (Unaudited)                                               8

                     Notes to Consolidated Condensed Financial Statements     10

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                      12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               20
Item 2.       Changes in Securities                                           20
Item 3.       Defaults Upon Senior Securities                                 20
Item 4.       Submission of Matters to a Vote of Security Holders             20
Item 5.       Other Information                                               20
Item 6.       Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                                    21

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                        March 31,                  June 30,
                                                                           1999                      1998
                                                                 ------------------------- --------------------------
                                                                                     (Unaudited)
ASSETS
    Cash                                                                $     457,016           $     345,041
    Short-term interest-bearing deposits                                    2,268,242               3,457,062
                                                                 ------------------------- --------------------------
        Total cash and cash equivalents                                     2,725,258               3,802,103
    Investment securities available for sale                                9,135,890               1,917,735
    Loans                                                                  35,215,686              34,278,725
    Allowance for loan losses                                                (324,235)               (319,595)
                                                                 ------------------------- --------------------------
        Net loans                                                          34,891,451              33,959,130
    Real estate acquired for development                                       12,721                  20,758
    Premises and equipment                                                  2,019,512               1,687,355
    Federal Home Loan Bank Stock                                              610,000                 500,000
     Investment in limited partnership                                        695,780                  10,000
    Other assets                                                              570,717                 662,662
                                                                 ========================= ==========================
        Total assets                                                      $50,661,329             $42,559,743
                                                                 ========================= ==========================

LIABILITIES
    Deposits                                                              $31,268,093             $26,648,610
    Federal Home Loan Bank advances                                        12,200,000               8,200,000
    Other liabilities                                                          33,564                 205,227
                                                                 ------------------------- --------------------------
        Total liabilities                                                  43,501,657              35,053,837
                                                                 ------------------------- --------------------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                            - - - -                 - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 888,300 shares and 929,052                                 4,240,813               4,372,621
    Retained earnings                                                       3,545,150               3,689,484
     Unearned Compensation RRP                                               (192,686)               (228,169)
     Unearned ESOP shares                                                    (273,954)               (304,310)
    Accumulated other comprehensive income (loss)                            (159,651)                (23,720)
                                                                 ------------------------- --------------------------
        Total shareholders' equity                                          7,159,672               7,505,906
                                                                 ========================= ==========================
        Total liabilities and shareholders' equity                        $50,661,329             $42,559,743
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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                 ----------------------------------------------------
                                                                              1999                   1998
                                                                 ------------------------- --------------------------
                                                                                     (Unaudited)
Interest income
    Loans                                                                $    823,635            $    821,297
    Interest-bearing deposits                                                  34,984                  42,163
    Investment securities                                                     128,050                  14,648
    Other interest and dividend income                                         16,928                  94,661
                                                                 ------------------------- --------------------------
        Total interest income                                               1,003,597                 972,769
Interest expense
    Deposits                                                                  369,520                 316,670
    Advances from Federal Home Loan Bank and
          other borrowings                                                    176,226                 128,982
                                                                 ------------------------- --------------------------
        Total interest expense                                                545,746                 445,652
                                                                 ------------------------- --------------------------
Net interest income                                                           457,851                 527,117
    Provision for losses on loans                                               7,916                  25,500
                                                                 ------------------------- --------------------------
Net interest income after provision for losses on loans                       449,935                 501,617
                                                                 ------------------------- --------------------------
Other income
    Service charges on deposit accounts                                        21,237                  14,361
    Loss on sale of real estate acquired for
          development                                                            ----                    (356)
    Gain on sales of securities available for sale                               ----                   4,242
    Other income                                                                7,792                  15,484
                                                                 ------------------------- --------------------------
        Total other income                                                     29,029                  33,731
                                                                 ------------------------- --------------------------
Other expenses
    Salaries and employee benefits                                            223,929                 195,668
    Net occupancy expenses                                                     30,636                  20,979
    Equipment expenses                                                         27,968                  13,728
    Deposit insurance expense                                                   4,064                   4,027
    Computer processing fees                                                   28,649                  19,976
    Legal and accounting fees                                                  31,945                  24,723
    Other expenses                                                             84,560                  56,157
                                                                 ------------------------- --------------------------
        Total noninterest expenses                                            431,751                 335,258
                                                                 ------------------------- --------------------------
Income before income taxes                                                     47,213                 200,090
    Income tax expense                                                         19,901                  66,800
                                                                 ------------------------- --------------------------
Net income                                                                  $  27,312              $  133,290
                                                                 ========================= ==========================

Basic and diluted net income per share                                      $     .03              $      .16

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                 ----------------------------------------------------
                                                                              1999                   1998
                                                                 ------------------------- --------------------------
                                                                                     (Unaudited)
Interest income
    Loans                                                              $    2,475,051            $    2,469,814
    Interest-bearing deposits                                                 123,893                   125,781
    Investment securities                                                     205,462                    62,003
    Other interest and dividend income                                         48,543                   115,140
                                                                 ------------------------- --------------------------
        Total interest income                                               2,852,949                 2,772,738
Interest expense
    Deposits                                                                1,063,189                   956,853
    Advances from Federal Home Loan Bank and
          other borrowings                                                    416,961                   401,711
                                                                 ------------------------- --------------------------
        Total interest expense                                              1,480,150                 1,358,564
                                                                 ------------------------- --------------------------
Net interest income                                                         1,372,799                 1,414,174
    Provision for losses on loans                                              31,916                    76,500
                                                                 ------------------------- --------------------------
Net interest income after provision for losses on loans                     1,340,883                 1,337,674
                                                                 ------------------------- --------------------------
Other income
    Service charges on deposit accounts                                        57,025                    41,029
    Gain on sale of real estate acquired for
          Development                                                           6,148                     7,311
    Gain on sales of securities available for sale                              3,326                    88,300

    Other income                                                               28,982                    50,635
                                                                 ------------------------- --------------------------
        Total other income                                                     95,481                   187,275
                                                                 ------------------------- --------------------------
Other expenses
    Salaries and employee benefits                                            653,293                   557,327
    Net occupancy expenses                                                     83,119                    62,977
    Equipment expenses                                                         67,225                    45,808
    Deposit insurance expense                                                  11,833                    11,874
    Computer processing fees                                                   77,736                    59,318
    Legal and accounting fees                                                  83,363                    97,226
    Other expenses                                                            293,915                   225,379
                                                                 ------------------------- --------------------------
        Total noninterest expenses                                          1,270,484                 1,059,909
                                                                 ------------------------- --------------------------
Income before income taxes                                                    165,880                   465,040
    Income tax expense                                                         69,891                   172,173
                                                                 ------------------------- --------------------------
Net income                                                                  $  95,989                  $292,867
                                                                 ========================= ==========================

Basic and diluted net income per share                                      $     .12                  $    .35


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                    Form 10-Q

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                1999              1998
                                                             -----------       -----------
                                                                      (Unaudited)

Balance, July 1                                              $ 7,505,906       $ 7,197,134
Comprehensive income
    Net income                                                    95,989           292,867
    Other comprehensive income, net of tax
        Unrealized gain (loss) on securities, net of
        reclassification adjustments                            (135,931)           13,475
                                                             -----------       -----------
Other comprehensive income (loss)                                (39,942)          306,342
Common stock repurchased                                        (323,917)          (73,454)
Fair value adjustment of ESOP shares                               5,607            18,857
ESOP shares earned                                                30,356            30,355
RRP shares earned                                                 35,483            29,022
Cash dividends                                                   (53,821)          (46,723)

                                                             -----------       -----------
Balance, March 31                                            $ 7,159,672       $ 7,461,533
                                                             ===========       ===========



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                        Nine Months Ended
                                                                             March 31,
                                                                   -----------------------------
                                                                       1999              1998
                                                                   -----------       -----------
                                                                            (Unaudited)
OPERATING ACTIVITIES
Net income                                                         $    95,989       $   292,867
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                           31,916            76,500
    Depreciation                                                       107,680            63,839
    Investment securities gains                                         (3,326)          (88,300)
    Change in interest receivable                                      (32,535)           18,486
    Fair value adjustment of ESOP shares                                 5,607            18,857
    Amortization of unearned ESOP shares                                30,356            30,355
    Amortization of unearned RRP shares                                 35,483            29,022
    Other adjustments
                                                                       118,187            61,775
                                                                   -----------       -----------
        Net cash provided by operating activities                      389,357           503,401
                                                                   -----------       -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                          (8,763,423)       (1,473,367)
Proceeds from sales of securities available for sale                   565,389         1,183,812
Proceeds from maturities and repayments of investment
     securities available for sale                                     640,032           468,069
Net changes in loans                                                (1,143,594)           51,477
Purchases of Federal Home Loan Bank of Indianapolis
    Stock                                                             (110,000)               --
Purchases of premises and equipment                                   (439,837)         (428,417)
Proceeds from real estate owned sales                                  221,229           210,007
Proceeds from sale of real estate acquired for
    Development                                                          8,037                --
Disbursements for low-income housing investment                       (685,780)               --
                                                                   -----------       -----------
    Net cash provided (used) by investing activities                (9,707,947)           11,581
                                                                   -----------       -----------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                           339,318           618,762
    Certificates of deposit                                          4,280,165          (669,570)
Proceeds from Federal Home Loan Bank advances                        6,000,000         2,000,000
Repayment of Federal Home Loan Bank advances                        (2,000,000)       (3,300,000)
Purchase of stock                                                     (323,917)          (73,454)
Cash dividends                                                         (53,821)          (46,723)
                                                                   -----------       -----------
    Net cash provided by financing activities                        8,241,745        (1,470,985)
                                                                   -----------       -----------


                                                                         Nine Months Ended
                                                                             March 31,
                                                                   -----------------------------
                                                                      1999              1998
                                                                   -----------       -----------
                                                                            (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (1,076,845)         (956,003)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       3,802,103         4,184,303
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 2,725,258       $ 3,228,300
                                                                   ===========       ===========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                      $ 1,480,150       $ 1,358,566
Income tax paid                                                        195,500           161,910


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of those expected for the remainder of the year.

NOTE B:  Earnings Per Share

Earnings per share (EPS) were computed as follows:


       For the Three Months Ended
                        March 31,                    1999                                       1998
                                  -----------------------------------------   ----------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                       Net         Average       Share             Net        Average       Share
                                      Income        Shares       Amount          Income        Shares       Amount
                                  -----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $  27,312     812,771       $0.03       $  133,290      832,665        $ 0.16
                                                                  ======                                     =======
Effect of Dilutive Securities                  0         491                            0        7,545
                                  ----------------------------                ---------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders              $    27,312     813,262       $0.03       $  133,290      840,210        $ 0.16
                                  ======================================       =====================================



         For the Nine months Ended
                         March 31,                  1999                                        1998
                                   ----------------------------------------   ----------------------------------------
                                                  Weighted        Per                         Weighted       Per
                                       Net         Average       Share             Net        Average       Share
                                      Income       Shares        Amount          Income        Shares       Amount
                                   ----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $ 95,989       819,350     $0.12       $  292,867       831,580       $ 0.35
                                                                  =====                                      ======
Effect of Dilutive Securities                 0           567                          0         4,193
                                   ---------------------------                ---------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                $ 95,989       819,917     $0.12       $  292,867       835,773       $  .35
                                   ====================================       =====================================


NOTE C:  Other Comprehensive Income

                                                                                              1999
                                                                                               Tax
For the Nine Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
March 31                                                                     Amount          Benefit         Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the year                $(221,763)       $  87,841      $(133,922)
  Less: reclassification adjustment for gains (losses) realized in net income
                                                                               3,326          (1,317)          2,009
                                                                               ------         -------          -----
Other comprehensive income (loss)                                          $(225,089)       $  89,158      $(135,931)
                                                                         =============================================




                                                                                              1998
                                                                                               Tax
For the Nine Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
March 31                                                                     Amount          Benefit         Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the year                $114,560       $(45,377)         $69,183
  Less: reclassification adjustment for gains (losses) realized in
    net income                                                               88,300         (32,592)         55,708
                                                                            -------        --------          ------
Other comprehensive income (loss)                                          $ 26,260       $(12,785)         $13,475
                                                                         ===========================================

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

On April 30, 1999, the Company and its subsidiary Bank received approval from the Office of Thrift Supervision ("OTS") to convert the holding company from a bank holding company into a savings and loan holding company and convert the Bank from an Indiana stock savings bank into a federal stock savings bank. Management pursued these charter changes in order to permit the Company to continue its profitable real estate development activities through the Bank's subsidiary, BSF, Inc. The charter changes do not involve any changes in ownership or management and do not require a name change for the Company or the Bank.

The Company's subsidiary Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of a low income housing project. The project will result in a 24-unit apartment complex for senior living. The total cost of the project will be approximately $1.4 million. The Bank purchased a 99% limited partnership interest for $732,000. Project construction was substantially completed as of March 31, 1999. However, the project encountered some delays due to the need for new state health department approval for a redesigned septic system. The General Partner expects occupancy of the apartment units to begin on May 15, 1999.

The Bank's investment in the project is eligible for income tax credits over the fifteen-year life of the Agreement. Management estimates that the Bank will be able to utilize approximately $107,000 in low income tax credits annually. However, in order to maximize the benefit of the tax credits the project must maintain an acceptable occupancy rate and prove that it qualifies for the tax credits on an annual basis. Although management anticipates an acceptable occupancy rate will be achieved soon after leasing begins, the Company will receive no tax-benefit from the project during fiscal year 1999. Additionally, there are no assurances that changes in tax laws will not affect the availability of low income tax credits in future years.

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

Financial Condition

Total assets increased $8.1 million or 19.0%, to $50.7 million at March 31, 1999 compared to $42.6 million at June 30, 1998. Cash and short-term interest bearing deposits totaled $2.7 million; a decrease of $1.1 million. Investment securities totaled $9.1 million at March 31, 1999. This is an increase of $7.2 million compared to June 30, 1998. Total loans increased $937,000, or 2.7%, during the past nine months, to $35.2 million.

During the nine months since June 30, 1998, premises and equipment increased $332,000 to $2.0 million. This increase was due to costs to complete construction and equip the Bank's first-ever branch office facility. The branch, which is located in the southern Putnam County town of Cloverdale, officially opened for business on October 2, 1998.

Management is pleased with the early results of branch operations. New deposit accounts from the branch have contributed to a significant overall increase in deposits. At March 31, 1999, total deposits were $31.3 million. Compared to June 30, 1998, deposits posted an increase of $4.6 million or 17.3%. Borrowings at the Federal Home Loan Bank ("FHLB") increased $4.0 million to $12.2 million as of March 31, 1999.

Shareholders' equity was $7.2 million, or 14.1% of total assets at March 31, 1999, compared to $7.5 million or 17.6% of total assets as of June 30 1998. During the nine months ended March 31, 1999, shareholders' equity was reduced by quarterly dividends, common stock repurchases, and changes in the market value of securities available for sale. During the second and third quarter, the Company purchased 14,752 shares of common stock pursuant to a 5% stock repurchase plan announced on September 8, 1998. On August 21, 1998, the Company repurchased 26,000 shares of its common stock on the open market, completing a 10% common stock repurchase plan that was originally announced on March 10, 1997. The Company's net book value at March 31, 1999 was $8.06 per share based on 888,300 shares outstanding. This compares to book values per share of $8.07 and $8.08 at December 31, 1998 and June 30, 1998, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 1999 and 1998

Net income for the third fiscal quarter ended March 31, 1999 was $27,000, or $.03 diluted earnings per common share. Net income for the same period last year was $133,000, or $.16 diluted earnings per common share. Income for the third quarter 1998 included a special dividend on certain equity securities in the amount of $80,000. Interest expense on higher levels of deposits and borrowing during the quarter ended March 31, 1999 offset an increase in interest income from investment securities compared to the third quarter last year. Lower current net income can also be traced to higher overhead costs associated with operating the new Cloverdale branch office.

Net interest income before the provision for loan losses was $458,000 for the three months ended March 31, 1999, compared to $527,000 for the three months ended March 31, 1998; a decrease of 13%. While interest and dividend income for the quarter increased $31,000 compared to last year, interest expense increased $100,000 or 23%.

Non-interest income totaled $29,000 for the quarter ended March 31, 1999, compared to $34,000 for the same period in 1998. Most of this decrease can be traced to decreased gains on the sale of investment securities. Non-interest expense was $432,000 for the quarter ended March 31, 1999, compared to $335,000 for the same period last year; a 29% increase. Additional staff and equipment for the new branch office contributed to the overall increase in non-interest expense. Salaries and employee benefits totaled $224,000 for the third quarter of fiscal 1999, compared to $196,000 for the same period a year earlier; representing a 14% increase. Compared to last year, equipment expense increased $14,000, or 104%. In addition, net occupancy expense (including depreciation) increased by 46% and computer processing fees increased by 43%.

Income tax expense for the second fiscal quarter of 1999 was $20,000, compared to $67,000 for the third fiscal quarter of 1998. The decrease was due to lower pre-tax income.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 1999 and 1998

Fiscal year-to-date net income totaled $96,000 or $.12 diluted earnings per common share, compared to $293,000 or $.35 diluted earnings per common share for the same period of fiscal 1998. Lower year-to-date earnings are attributed to a drop in investment securities income, an increase in interest expenses, and higher expenses associated with opening the Bank's first branch.

For the nine months ended March 31, 1999, net interest income before provisions for loan losses totaled $1,373,000 compared to $1,414,000 for the nine months ended March 31, 1998; a 2.9% decrease. Fiscal year-to-date interest income increased $80,000 or 2.9% over the comparable period last year. However, interest expense increased $121,000 or 8.9% for the nine months ended March 31, 1999 compared to the same period in 1998.

Provisions for loan losses totaled $32,000 during the nine months ended March 31, 1999, compared to $77,000 during the same period last year. At March 31, 1999, the allowance for loan losses was .92% of total loans, compared to .93% and .86% at June 30, 1998 and March 31, 1998, respectively.

Non-interest income totaled $95,000 for the first nine months of fiscal 1999 compared to $187,000 for the same period in 1998; a 49.0% decrease. The largest portion of this decrease was due to a decline in gains on the sale of investment securities. For the nine months ended March 31, 1999, income from the sale of securities totaled $3,000, compared to $88,000 for the same period last year. New deposit products and services coupled with an increase in new accounts increased deposit related service charge income. Fiscal year-to-date 1999 service charges on deposit accounts amounted to $57,000, compared to $41,000 for the first nine months of fiscal 1998; an increase of 39.0%.

Non-interest expense increased $210,000 or 19.9% to $1,270,000 for the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998. Salaries and employee benefits increased 17.2% to $653,000, compared to $557,000 for the nine months ended March 31, 1998. Operating the new branch also lead to equipment expense, net occupancy expense, and computer processing fee increases of 47%, 32%, and 31%, respectively. In contrast, legal and professional fees decreased $14,000 or 14.3% for the current nine-month period compared to last year. This decrease is attributed to experience gained by Company employees regarding certain reporting requirements previously performed with heavy reliance on outside professionals.

Year-to-date income tax expense at March 31, 1999 was $70,000, compared to $172,000 for the same period in fiscal year 1998. The decreased income tax was a consequence of decreased earnings this year versus the comparable period last year.

Asset Quality

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $8,000 and $26,000 for the quarters ended March 31, 1999 and 1998 respectively. For the nine-month periods ended March 31, 1999 and 1998, loan loss provisions were $32,000 and $77,000, respectively. At March 31, 1999, after net losses and recoveries, the allowance for loan losses was $324,000 or 0.92% of total loans, compared to $320,000 or 0.93% at June 30, 1998.

Management considered the allowance for loan losses at March 31, 1999, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table compares activity in the allowance for loan losses for the nine months ended March 31, 1999 and 1998.

Balance, July 1, 1998        $319,595       Balance, July 1, 1997       $231,397
Provision for loan losses      31,916       Provision for loan losse      76,500
Recoveries                         84       Recoveries                        --
Loans charged off              27,360       Loans charged off             13,802
                            ---------                                   --------

Balance, March 31, 1999      $324,235       Balance, March 31, 1998     $294,095
                             ========                                   ========

Total non-performing loans decreased to $15,000 or 0.04% of total loans at March 31, 1999 compared to $286,000 or 0.8% of total loans at June 30, 1998. Real estate acquired through foreclosure totaled $42,000 at March 31, 1999, compared to $213,000 at June 30, 1998. No other repossessed assets existed at March 31, 1999, compared to $8,000 at June 30, 1998. Total non-performing assets were $57,000 or 0.2% of assets at March 31, 1999.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At March 31, 1999 and June 30, 1998, cash and interest-bearing deposits totaled $2.7 million and $3.8 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on qualified collateral, excess borrowing capacity was approximately $6.5 million at the end of the third quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $3.8 million of unused credit available from the FHLB. At March 31, 1999, borrowing from the FHLB totaled $12.2 million, a $4.0 million increase from nine months earlier.

Shareholders' equity was $7.2 million or 14.1% of total assets at March 31, 1999, compared to $7.5 million or 17.6% of total assets at June 30, 1998. Book value at March 31, 1999 was $8.06 per share based on 888,300 outstanding shares. Book value per common share at December 31, 1998 and June 30, 1998 was $8.07 and $8.08, respectively. All fully phased-in regulatory capital requirements for the Bank are currently met. In connection with the Bank's conversion to a state savings bank, the FDIC imposed heightened capital requirements on the Bank because of the impermissible real estate development activities of the Bank's subsidiary. The FDIC required that the Bank maintain capital (after deduction of its investment in its subsidiary) at levels sufficient for the Bank to be classified as a well-capitalized institution.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of March 31, 1999.

                                                                           Required For        Required To Be Well
                                                       Actual            Adequate Capital*         Capitalized*
                                               ----------------------------------------------------------------------
                                                 Amount      Ratio       Amount      Ratio      Amount      Ratio
                                               ----------- ----------- ----------- ---------- ----------- -----------

Total capital *(to risk weighted assets)          $6,667      23.7%      $2,251        8.0%       $2,813    10.0%

Tier 1 capital *(to risk weighted assets)          6,343      22.6%       1,125        4.0%        1,688     6.0%

Tier 1 capital *(to total assets)                  6,343      12.7%       2,026        4.0%        2,533     5.0%

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

The Year 2000 Issue

Management and the Board of Directors recognize and understand Year 2000 ("Y2K") risk, are active in overseeing corrective efforts, and have ensured that all necessary resources are available to address this problem. Management is working aggressively to make sure the Company's systems are ready long before January 1, 2000. The project management team is working closely with outside companies that support operations to conduct tests and otherwise make sure their systems will be ready for the Year 2000 date change.

Management believes that the key to successfully meeting the Y2K challenge is prior testing of all affected systems. The testing phase of the Company's Year 2000 Project Management Plan is nearly completed. In fact, computer systems have already run with the clock rolled past the Year 2000. As part of extensive critical date tests, system dates were advanced to the Year 2000 and beyond. No problems were encountered during this testing process. The Company is on schedule for completion of all phases of the Y2K compliance program by June 30, 1999.

 As part of the Y2K planning process, contingency plans have been established for mission-critical systems. These plans will provide for alternative methods of doing business, if needed. The contingency plans will continue to be reviewed and refined as Year 2000 approaches.

The Company has made, and will continue to make, investments in its systems and applications to ensure, to the degree possible, Y2K compliance. Certain minor equipment and software changes have been made in preparation for Year 2000. Based on testing results to-date, management anticipates little or no additional Y2K equipment and software changes.

Systems testing will likely be the largest component of Y2K costs during fiscal year 1999. Although the full cost of modifications is not yet known, management does not anticipate a need to invest heavily in system improvements to achieve Y2K compliance. For the nine months ended March 31, 1999, direct costs incurred to address Y2K compliance totaled approximately $45,000. Direct costs for replacing non-compliant hardware, participating in testing services offered by On-Line Financial Services, and contracting for in-house testing assistance with Y2K issues are projected to total less than $50,000 for fiscal year 1999. This estimate does not include the cost of salaries for existing staff members involved in planning, testing and reporting on Y2K issues.

Although management believes it is taking the necessary steps to address the Y2K compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Y2K compliant, its financial position and results of operations could be adversely impacted. Amounts expensed in fiscal 1997 and 1998 for Y2K readiness were immaterial.

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

At December 31, 1998, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's MV would decrease 6.1% and 22.3% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 8.5% and 26.4% for the same increases at December 31, 1997. The Bank's MV at December 31, 1998 would decrease 10.3% and 17.0% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have decreased MV 3.9% and 8.1% respectively.

Presented below, as of December 31, 1998 and 1997, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                                December 31, 1998
                        Market Value Summary Performance
                                                             MV as % of
                                                           Present Value (PV)
 Change                    Market Value                        of Assets
 In Rates      $ Amount     $ Change       % Change      MV Ratio      Change
 --------      --------   -------------    --------      --------      --------
                (Dollars in thousands)
+400 bp*       $ 5,014      $(1,442)        (22.33)%       10.57%      (201) bp
+200 bp          6,065         (391)         (6.06)        12.21        (37) bp
   0 bp          6,456            0           0.00         12.58             --
-200 bp          5,794         (662)        (10.26)        11.15       (143) bp
-400 bp          5,361       (1,094)        (16.95)        10.16       (242) bp
*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock MV Ratio:  MV as % of PV of Assets          12.58%
                  Exposure Measure:  Post-Shock MV Ratio                11.15%
                  Sensitivity Measure:  Change in MV Ratio              143 bp


                                December 31, 1997
                        Market Value Summary Performance
                                                              MV as % of
                                                           Present Value (PV)
 Change                    Market Value                        of Assets
 In Rates      $ Amount     $ Change       % Change      MV Ratio      Change
 --------      --------   -------------    --------      --------      --------
                (Dollars in thousands)
+400 bp*       $ 4,357     $(1,562)         (26.39)%       11.24%      (280) bp
+200 bp          5,323        (501)          (8.47)        13.30        (74) bp
   0 bp          5,919           0            0.00         14.04             --
-200 bp          5,686        (233)          (3.94)        13.25        (79) bp
-400 bp          5,441        (478)          (8.07)        12.45       (159) bp
*Basis Points.


             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock MV Ratio:  MV as % of PV of Assets           14.04%
                  Exposure Measure:  Post-Shock MV Ratio                 13.25%
                  Sensitivity Measure:  Change in MV Ratio                79 bp


Since December 31, 1998, the Bank has experienced certain balance sheet changes. The full impact of these changes on the Bank's interest rate risk position as compared to the analysis presented as of December 31, 1998 is uncertain. However, management does not believe these changes will result in an unacceptable overall interest rate risk position for the Bank.

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

                  27.      Financial Data Schedule (filed electronically).

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the period ended March 31, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOME FINANCIAL BANCORP


Date:    May 13, 1999                   By:/s/ Kurt J. Meier
                                           -----------------------------------
                                                    Kurt J. Meier
                                                    President and
                                                    Chief Executive Officer




Date:    May 13, 1999                   By:/s/ Kurt D. Rosenberger
                                           -----------------------------------
                                                    Kurt D. Rosenberger
                                                    Vice President and
                                                    Chief Financial Officer