Form 10-K405
period 1999-06-30
HOME FINANCIAL BANCORP
filed 1999-09-28
CIK 1009242

FORM 10-K

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year ended June 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 31, 1999, was $5,104,990.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 31, 1999, was 885,200 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1999, are incorporated by reference into Part II. Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated in Part III.

                            Exhibit Index on Page E-1
                             Page 1 of 33 Pages

                           HOME FINANCIAL BANCORP

                                 Form 10-K

                                   INDEX

                                                                            Page

Forward Looking Statements.................................................   3

PART I
Item  1.    Business.......................................................   3
Item  2.    Properties.....................................................  29
Item  3.    Legal Proceedings..............................................  29
Item  4.    Submission of Matters to a Vote of Security Holders............  29
Item  4.5.  Executive Officers of Registrant...............................  30
PART II
Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................  30
Item  6.    Selected Financial Data........................................  31
Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operation...........................  31
Item  7A.   Quantitative and Qualitative Disclosures About Market Risk.....  31
Item  8.    Financial Statements and Supplementary Data....................  31
Item  9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................  31
PART III
Item 10.    Directors and Executive Officers of Registrant.................  31
Item 11.    Executive Compensation.........................................  31
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management...............................................  31
Item 13.    Certain Relationships and Related Transactions.................  31
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K..................................................  32
            Signatures.....................................................  33

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

                                   PART I
Item 1.       Business.

General

         Home Financial Bancorp (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February, 1996, to become a bank holding company upon its acquisition of all the issued and outstanding capital stock of Owen Community Bank, s.b. (the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on July 1, 1996; therefore, historical financial and other data contained herein for periods prior to July 1, 1996 relate solely to the Bank, while historical financial and other data contained herein for the periods after July 1, 1996 relate to the Company. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of common stock of the Bank. The Bank was organized under the name Owen County Savings and Loan Association in 1911. In 1972, the Bank converted to a federally chartered savings and loan and changed its name to Owen County Federal Savings and Loan Association, and in 1989, the Bank converted to a federally chartered savings bank known as Owen Federal Savings Bank. In 1994, the Bank became an Indiana savings bank known as Owen Community Bank, s.b. As of May 1, 1999, the Bank converted back to a federal stock savings bank and the Company became a savings and loan holding company. The Bank's principal business consists of attracting deposits from the general public and originating long-term adjustable-rate loans secured primarily by first mortgage liens on one- to four-family real estate. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

         The Bank is the oldest continuously operating financial institution headquartered in Owen County, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) indemnification mortgage loans ("ID Mortgage Loans"); (iii) mobile home loans; (iv) combination land-mobile home loans ("Combo Loans"); (v) construction loans; (vi) share loans; (vii) nonresidential real estate loans; (viii) multi-family loans; (ix) installment loans; (x) home equity loans; (xi) NOW accounts; (xii) demand deposit accounts; (xiii) passbook savings accounts; and (xiv) certificates of deposit. The Company conducts business out of its main office located in Spencer, Indiana and its branch office in Cloverdale, Indiana.


         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 53.5% of the Bank's total loan portfolio at June 30, 1999. The Bank also offers mobile home loans, multi-family mortgage loans, nonresidential real estate loans, Combo Loans and consumer loans. Mobile home loans and Combo Loans totaled approximately 2.4% and 13.6% of the Bank's total loan portfolio at June 30, 1999, respectively. Mortgage loans secured by multi-family properties and nonresidential real estate totaled approximately 2.8% and 23.8%, respectively, of the Bank's total loan portfolio at June 30, 1999. Consumer loans constituted approximately 2.6% of the Bank's total loan portfolio at June 30, 1999.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan costs and loans in process.

                                                                         At June 30,
                                            ---------------------------------------------------------------------------
                                                   1999                     1998                            1997
                                            ------------------        ------------------             ------------------
                                                       Percent                   Percent                        Percent
                                            Amount    of Total        Amount    of Total             Amount    of Total
                                            ------    --------        ------    --------             ------    --------
                                                                   (Dollars in thousands)

TYPE OF LOAN
Mortgage loans:
   Residential..........................   $20,952      53.46%       $19,563       56.76%           $19,898       57.22%
   Combo................................     5,331      13.60          4,666       13.52              4,396       12.64
   Nonresidential.......................     9,323      23.79          7,614       22.07              6,896       19.83
   Multi-family.........................     1,096       2.80            904        2.62                980        2.82
Mobile home loans.......................       950       2.43            831        2.43              1,361        3.91
Commercial and industrial loans.........       538       1.37            242        0.70                634        1.82
Consumer loans..........................       999       2.55            655        1.90                612        1.76
                                           -------     ------        -------      ------            -------      ------
     Gross loans receivable.............   $39,189     100.00%       $34,475      100.00%           $34,777      100.00%
                                           =======     ======        =======      ======            =======      ======

TYPE OF SECURITY
   Residential real estate..............   $20,952      53.46%       $19,563       56.76%           $19,898       57.22%
   Mobile home and land.................     5,331      13.60          4,666       13.52              4,396       12.64
   Nonresidental real estate............     9,323      23.79          7,614       22.07              6,896       19.83
   Multi-family real estate.............     1,096       2.80            904        2.62                980        2.82
   Mobile home..........................       950       2.43            831        2.43              1,361        3.91
   Deposits.............................       154       0.39            152         .44                122        0.35
   Other security.......................     1,383       3.53            745        2.16              1,124        3.23
                                           -------     ------        -------      ------            -------      ------
     Gross loans receivable.............    39,189     100.00         34,475      100.00             34,777      100.00
Deduct:
Allowance for loan losses...............       336       0.86            320        0.93                231        0.66
Loans in process and
   deferred loan costs..................       615       1.57            196        0.57                428        1.23
                                           -------     ------        -------      ------            -------      ------
   Net loans receivable.................   $38,238      97.57%       $33,959       98.50%           $34,118       98.11%
                                           =======     ======        =======      ======            =======      ======

Mortgage Loans:
   Adjustable-rate......................   $23,748      64.70%       $21,502       65.69%           $22,296       69.31%
   Fixed-rate...........................    12,954      35.30         11,245       34.31              9,874       30.69
                                           -------     ------        -------      ------            -------      ------
     Total..............................   $36,702     100.00%       $32,747      100.00%           $32,170      100.00%
                                           =======     ======        =======      ======            =======      ======


     The following table sets forth certain information at June 30, 1999, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                         Balance                         Due during years ended June 30,
                                       Outstanding                                  2003     2005      2010       2015
                                        at June 30,                                  to       to        to         and
                                          1999        2000       2001      2002     2004     2009      2014     following
                                          -------------------------------------------------------------------------------
                                                                             (In thousands)
Mortgage loans:
   Residential.....................      $20,952      $176        $42      $144     $221    $2,315   $3,279     $14,775
   Combo...........................        5,331        54        ---        38       99       698    1,042       3,400
   Nonresidential..................        9,323         1        ---        20    1,647       281    4,626       2,748
   Multi-family....................        1,096       ---        ---        83      ---       578      150         285
Mobile home loans..................          950        10          8        19      160       411      235         107
Commercial and industrial loans....          538       ---        ---       ---      298       ---      240         ---
Consumer loans.....................          999       557        100       221      121       ---      ---         ---
                                         -------      ----       ----      ----   ------    ------   ------     -------
     Total.........................      $39,189      $798       $150      $525   $2,546    $4,283   $9,572     $21,315
                                         =======      ====       ====      ====   ======    ======   ======     =======


         The following table sets forth, as of June 30, 1999, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                                            Due After June 30, 2000
                                        --------------------------------------------------------
                                        Fixed Rates             Variable Rates             Total
                                        -----------             --------------             -----
                                                                (In thousands)

Mortgage loans:
   Residential.....................       $7,569                   $13,207                $20,776
   Combo...........................        2,826                     2,451                  5,277
   Nonresidential..................        1,304                     8,018                  9,322
   Multi-family....................          921                       175                  1,096
Mobile home loans..................          940                       ---                    940
Commercial and industrial loans....          240                       298                    538
Consumer loans.....................          442                       ---                    442
                                         -------                   -------                -------
     Total.........................      $14,242                   $24,149                $38,391
                                         =======                   =======                =======


         One- to Four- Family Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $21.0 million, or 53.5% of the Bank's portfolio of loans at June 30, 1999, consisted of one- to four-family residential mortgage loans, of which approximately 63.0% had adjustable rates. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, the rate must be correlated with changes in a readily verifiable index.

         The Bank currently offers three (3) types of adjustable-rate one- to four-family residential mortgage loans ("ARMs"). The Bank offers ARMs which adjust annually and are indexed to the Auction Average of One Year U.S. Treasury Bills as published monthly by the Federal Reserve Board ("FRB") (the "Average One Year T-Bill"). The maximum rate adjustment per year and over the life of the loan for the Bank's one-year ARMs are 1% to 1.5% and 4% to 5%, respectively. These ARMs are generally underwritten for terms of up to 25 years. The Bank also offers three-year and five-year ARMs which are indexed to the National Average Contract Interest Rate for the Purchase of Previously Occupied Homes as published by the Federal Housing Finance Board (the "National Average Contract Rate") and have maximum rate adjustments per adjustment period and over the life of the loan of 3% and 5%, respectively. The Bank's three-year and five-year ARMs are generally underwritten for terms of up to 25 years. The Bank will not generally lend more than $100,000 for any residential loan with a Loan-to-Value Ratio of 90% or higher.

         The initial interest rate for each of the Bank's ARM loans is determined by the Executive Committee of the Bank's Board of Directors (the "Executive Committee") based upon prevailing rates in the Bank's market area, the credit history of the applicant and the Loan-to-Value Ratio. When the initial interest rate is determined for an ARM loan, a margin is calculated by subtracting the then-current index rate (i.e., the Average One Year T-Bill for one-year ARMs or the National Average Contract Rate for three-year and five-year
ARMs) from the initial interest rate. Interest rate adjustments are thereafter determined based on fluctuations of the index rate with a specific loan's margin remaining constant.

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

         The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period not to exceed 20 years. At June 30, 1999, 37.0% of the Bank's residential mortgage loans had fixed rates of interest.

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

         At June 30, 1999, residential loans amounting to $51,000, or 0.13% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

         The Bank originates a personal revolving line of credit loan secured by a first or second mortgage on the borrower's primary residence. The combined total of first and second mortgages on property securing Home Equity Loans is generally limited to 80%. The draw period for the Home Equity Loan product is generally limited to 10 years, with a maximum of 15 years.

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

         Combo Loans. At June 30, 1999, $5.3 million, or 13.6% of the Bank's total loan portfolio, consisted of Combo Loans, of which approximately 46.0% had adjustable rates. The Bank currently offers three (3) types of adjustable-rate Combo Loans. The Bank's one-year adjustable-rate Combo Loans are indexed to the

Average One Year T-Bill and have maximum rate adjustments per year and over the life of the loan of 1.5% and 3%, respectively. The Bank also offers three-year and five-year adjustable-rate Combo Loans which are indexed to the National Average Contract Rate and have maximum rate adjustments per adjustment period and over the life of the loan of 3% and 5%, respectively. The Bank's Combo Loans are generally underwritten for terms of up to 25 years. The maximum Loan-to-Value Ratio for a Combo Loan is 90%.

         The initial interest rate for each of the Bank's Combo Loans is determined by the Executive Committee based upon prevailing rates in the Bank's market area, the applicant's credit history and the Loan-to-Value Ratio. The Bank generally establishes its base interest rates for Combo Loans at a level 100 basis points higher than the corresponding rates for residential ARM loans. An interest rate margin is determined for each Combo Loan in the same manner as described above for residential ARM loans.

         The Bank also offers fixed-rate Combo Loans with terms of 10 years, 15 years and 20 years. At June 30, 1999, 54.0% of the Bank's Combo Loans had fixed rates of interest.

         Mobile Home Loans. The Bank originates loans for the purchase of new and used mobile homes. At June 30, 1999, approximately $950,000, or 2.4% of the Bank's portfolio of loans, consisted of mobile home loans. The Company's mobile home loans are fixed-rate loans with maximum terms of 15 years for new mobile homes and 10 years for previously owned mobile homes. The maximum Loan-to-Value Ratio for mobile home loans is 90%.

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

         Mobile home lending entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than residential mortgage loans because of the type and nature of the collateral, and because such loans generally are made to borrowers with low income levels, and mobile homes tend to rapidly depreciate in value. In many cases, any repossessed collateral for a defaulting mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. One of the Bank's mobile home loans was included in non-performing assets at June 30, 1999.

         Nonresidential Real Estate Loans. At June 30, 1999, $9.3 million, or 23.8% of the Bank's total loan portfolio, consisted of nonresidential real estate loans, of which $967,000 constituted loans secured by unimproved land only. The nonresidential real estate loans included in the Bank's portfolio are primarily secured by real estate that includes a motel, a warehouse, a medical facility, a funeral home, several churches and a residential real estate development project. At June 30, 1999, $1.4 million, or 15.0% of the Bank's nonresidential loan portfolio, was secured by real estate being developed for residential housing. At the same date, $477,000, or 5.1% of the Bank's nonresidential loan portfolio, was secured by churches. The Bank currently originates nonresidential real estate loans as one-year adjustable-rate and monthly floating-rate loans indexed to the prime rate with a margin of 1% to 3% above such index. In addition, the maximum rate adjustment per adjustment period and over the life of the loan is unrestricted. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. The largest nonresidential real estate loan on June 30, 1999 was $950,000, net of participation portion sold. None of the Bank's nonresidential real estate loans was included in non-performing assets at that date.

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

         Multi-Family Loans. Approximately $1.1 million, or 2.8% of the Bank's portfolio of loans at June 30, 1999, consisted of multi-family loans. The largest multi-family loan at June 30, 1999 had a balance of $512,000 and was secured by an apartment complex. All of the Bank's multi-family loans were fully performing as of June 30, 1999. The Bank's multi-family loans are written for maximum terms of 20 years, and the Bank does not originate multi-family loans if the Loan-to-Value Ratio exceeds 80%.

         Consumer Loans. The Bank's consumer loans, consisting primarily of installment and share loans, aggregated $999,000 as of June 30, 1999, or 2.6% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans are fixed-rate loans, and substantially all are secured loans.

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

         Consumer loans may entail greater credit risk than residential mortgage loans do, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1999, consumer loans amounting to $28,000 were included in non-performing assets. See "--Non-Performing and Problem Assets." There can be no assurances, however, that additional delinquencies will not occur in the future.

         Origination, Purchase and Sale of Loans. The Bank currently originates its mortgage loans pursuant to its own underwriting standards, which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If it desired to sell its mortgage loans, the Bank might experience some difficulty selling such non-conforming loans quickly in the secondary market. The Bank has no intention, however, of attempting to sell such loans. The Bank's ARMs vary from secondary market criteria in that, among other things, the Bank does not require escrow accounts for taxes and insurance and does not permit the conversion of those loans to fixed-rate loans in the first three years of their terms.

         The Bank confines its loan origination activities primarily to Owen, Putnam and surrounding counties in Indiana. At June 30, 1999, no loans were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

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

         The Bank historically has sold participations in its mortgage loans on a limited number of occasions to ensure compliance with the loans-to-one borrower restrictions. See "Regulation -- Loans to One Borrower." The Bank also occasionally purchases participations in nonresidential real estate and multi-family loans from other financial institutions. However, at June 30, 1999, the Bank did not hold any participation loans.

         The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                                 For the Year Ended
                                                                      June 30,
                                                    ------------------------------------------
                                                      1999             1998              1997
                                                    -------           -------          -------
                                                                  (In thousands)
Gross loans receivable
   at beginning of period......................     $34,475           $34,777          $27,586
                                                    -------           -------          -------
Originations:
   Mortgage loans:
     Residential...............................       9,660             5,664            7,967
     Other.....................................       2,044               641            4,380
                                                    -------           -------          -------
       Total mortgage loans....................      11,704             6,305           12,347
                                                    -------           -------          -------
   Mobile home loans...........................         317               164               78
   Consumer loans:
     Installment...............................         810               793              915
     Share.....................................         101                97              131
                                                    -------           -------          -------
       Total consumer loans....................         911               890            1,046
                                                    -------           -------          -------
            Total originations.................      12,932             7,359           13,471
Purchases (sales) of participation loans.......         ---               ---              ---
Repayments and other deductions................       8,218             7,661            6,280
                                                    -------           -------          -------
   Gross loans receivable at end of period.....     $39,189           $34,475          $34,777
                                                    =======           =======          =======


         Origination and Other Fees. The Bank realizes income from origination fees, late charges, checking account service charges, and fees for other miscellaneous services. The Bank does not currently charge any points on its loans. However, the Bank currently charges $300 plus closing costs on its residential mortgage loans. A late charge is generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

         The Bank presently maintains two automated teller machines ("ATMs"). One is located at its main office in Spencer, Indiana. A second ATM is located at the Bank's branch office in Cloverdale, Indiana. The Bank's ATMs operate in the MAC(R) regional network and the CIRRUS(R) nationwide network. The Company does not derive significant income from the ATM cards.

         Mortgage-Backed Securities. At June 30, 1999, the Bank had $7.8 million of mortgage-backed securities outstanding, all of which were classified as available for sale. These fixed-rate mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities generally offer yields above those available for investments of comparable credit quality and duration.

         The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed securities at the dates indicated.


                                                                           At June 30,
                                          -----------------------------------------------------------------------
                                                   1999                       1998                      1997
                                          -------------------       --------------------      -------------------
                                          Amortized     Fair        Amortized      Fair       Amortized      Fair
                                             Cost       Value          Cost        Value         Cost        Value
                                             ----       -----          ----        -----         ----        -----
                                                                         (In thousands)

     Total mortgage-backed
     securities............               $7,771      $7,570            $537        $543         $788         $793

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1999.

                                                            Amount at June 30, 1999, which matures in
                                          -----------------------------------------------------------------------
                                             Less than 1 year       Two through five years      Over five years
                                          --------------------      ----------------------    -------------------
                                                      Weighted                   Weighted                  Weighted
                                          Amortized    Average      Amortized     Average     Amortized     Average
                                             Cost       Yield          Cost        Yield         Value       Yield
                                             ----       -----          ----        -----         -----       -----
                                                                         (In thousands)

   Mortgage-backed securities
     available for sale....                  ---      ---                ---      ---          $7,771       $6.4%


     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended June 30, 1999, 1998 and 1997.


                                                  For the Year Ended June 30,
                                             ---------------------------------------
                                             1999             1998             1997
                                             -----          ---------         ------
                                                         (In thousands)
Beginning balance.....................        $543            $  793           $3,119
Purchases.............................       8,659               ---              929
Sales  ...............................         ---               ---           (2,904)
Monthly repayments....................      (1,385)             (249)            (366)
Premium and discount
   amortization, net..................         (46)               (1)              10
Unrealized loss on securities
   available for sale.................        (201)              ---                5
                                            ------            ------          -------
Ending balance........................      $7,570            $  543          $   793
                                            ======            ======          =======


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

         Non-performing assets. At June 30, 1999, $79,000, or 0.15% of the Company's total assets, were non-performing loans (loans delinquent more than 90 days and non-accruing loans) compared to $279,000, or 0.66% of total assets at June 30, 1998. At June 30, 1999, residential loans and consumer loans accounted for 64.6% and 35.4%, respectively, of non-performing loans. There were no non-accruing investments at June 30, 1999. As of June 30, 1999, the Bank held $6,000 of Real Estate Owned ("REO") properties and no other repossessed properties.

         The table below sets forth the amounts and categories of the Bank's non-performing assets.

                                                             At June 30,
                                               ---------------------------------------
                                               1999             1998              1997
                                               ----            -------            ----
                                                           (In thousands)

Non-accruing loans (1).................         $79              $279             $ 562
Total non-performing assets............          85               499               749
Non-performing loans to total loans....         0.20%            0.81%             1.65%
Non-performing assets to total assets..         0.16             1.17              1.76

---------------
(1) The Bank generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At June 30, 1999, $51,000 of non-accruing loans were residential loans and $28,000 were consumer loans. Additional interest income that would have been recorded had income on non-accruing loans been considered collectible and accounted for in accordance with their original terms was $5,000 for the year ended June 30, 1999.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                       June 30,
                                 --------------------------------------------------------------------------------
                                          1999                           1998                      1997
                                 --------------------------    -------------------------  -----------------------
                                                   Percent                       Percent                   Percent
                                                  of total                      of total                  of total
                                 Number  Amount     loans      Number   Amount    loans   Number  Amount    loans
                                 ------  ------     -----      ------   ------    -----   ------  ------    -----
                                                                (Dollars in thousands)
Loans delinquent
   for (1):
     30-89 days..........           25    $630      1.61%          12     $293    0.86%      37   $   905   2.65%
     90 days and over....           10      79      0.20           11      279    0.81       18       562   1.65
                                  ----    ----      ----           --     ----    ----       --    ------   ----
       Total delinquent
          loans..........           35    $709(2)   1.81%          23     $572    1.67%      55    $1,467   4.30%
                                  ====    ====      ====           ==     ====    ====       ==    ======   ====


(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

(2) Of such amount, $611,000 consisted of residential real estate loans and $98,000 consisted of nonresidential real estate and consumer loans.

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

         An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amounts.

         At June 30, 1999, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:


                                                         At  June 30, 1999
                                                         -----------------
                                                          (In thousands)

Substandard loans....................................           $77
Doubtful loans.......................................            14
Loss loans...........................................           ---
Special mention loans................................           657
                                                               ----
   Total classified loans............................          $748
                                                               ====
General loss allowances..............................          $336
Specific loss allowances.............................           ---
                                                               ----
   Total allowances..................................          $336
                                                               ====

         The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Company's classified assets constitute non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb anticipated future losses from loans at June 30, 1999. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended June 30, 1999.



                                                                           Year Ended June 30,
                                                   ------------------------------------------------------------------
                                                   1999            1998           1997            1996           1995
                                                   ----            ----           ----            ----           ----
                                                                         (Dollars in thousands)
Balance of allowance at beginning
   of period................................       $320           $231            $150          $   57           $  26
                                                   ----           ----            ----            ----            ----
Less charge offs:
Mortgage loans..............................        (26)            (6)            ---             ---             ---
Consumer loans..............................         (2)            (7)             (4)             (1)             (6)
Add recoveries:
Consumer loans..............................        ---            ---             ---             ---               1
                                                   ----           ----            ----            ----            ----
Net (charge-offs) recoveries................        (28)           (13)             (4)             (1)             (5)
Provisions for losses on loans..............         44            102              85              94              36
                                                   ----           ----            ----            ----            ----
Balance of allowance at end of period.......       $336           $320            $231            $150            $ 57
                                                   ====           ====            ====            ====            ====
Net charge-offs to total average
   loans receivable for period..............       0.08%          0.04%           0.01%            --- %          0.02%
Allowance at end of period to
   net loans receivable at end
   of period (1)............................       0.88           0.94            0.67            0.55            0.22
Allowance to total non-performing
   loans at end of period...................     425.32         114.70           41.10           41.78           57.00


(1)  Total loans less net loans in process and deferred loan costs.

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                                        At June 30,
                                     ----------------------------------------------------------------------------------
                                            1999                            1998                         1997
                                     ---------------------         ----------------------         ---------------------
                                                  Percent                        Percent                        Percent
                                                 of loans                       of loans                       of loans
                                                  in each                        in each                        in each
                                                 category                       category                       category
                                                 of total                       of total                       of total
                                     Amount        loans            Amount        loans           Amount         loans
                                     ------        -----            ------        -----           ------         -----
                                                                  (Dollars in thousands)
Balance at end of period
   applicable to:
Residential.........................  $  45          53.46%         $  35           56.76%         $  25           57.22%
Combo...............................     30          13.60             33           13.52             24           12.64
Nonresidential......................     45          23.79             32           22.07             23           19.83
Multi-family........................     20           2.80             12            2.62                           2.82
Mobile home loans...................     45           2.43             35            2.43             25            3.91
Commercial and industrial
   loans............................     15           1.37              6            0.70              5            1.82
Consumer loans......................     25           2.55             19            1.90             14            1.76
Unallocated.........................    111            ---            148             ---            115             ---
                                       ----         ------           ----          ------           ----          ------
     Total..........................   $336         100.00%          $320          100.00%          $231          100.00%
                                       ====         ======           ====          ======           ====          ======


Investments and FHLB Stock

         The Company's investment portfolio (excluding mortgage-backed securities) consists of U.S. government agency securities, equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 1999, approximately $1.6 million, or 2.9% of the Company's total assets, consisted of such investments. All of the Company's securities, except for FHLB stock, were classified as available for sale at June 30, 1999.

         The following table sets forth the amortized cost and fair value of the Company's investments at the dates indicated.


                                                                           At June 30,
                                                --------------------------------------------------------------
                                                         1999                  1998                  1997
                                                --------------------------------------------------------------
                                                Amortized     Fair    Amortized     Fair    Amortized     Fair
                                                   Cost       Value      Cost       Value      Cost       Value
                                                ---------    ------   ---------   -------   ---------    ------
                                                                          (In thousands)
Securities available for sale (1):
   Federal agencies.........................       $100       $101       $100       $103    $   925       $931
   Marketable equity securities.............        813        617      1,320      1,272        344        378
                                                 ------     ------     ------     ------     ------     ------
     Total securities
       available for sale...................        913        718      1,420      1,375      1,269      1,309
                                                 ------     ------     ------     ------     ------     ------
FHLB stock (2)..............................        660        660        500        500        500        500
                                                 ------     ------     ------     ------     ------     ------
     Total investments......................     $1,573     $1,378     $1,920     $1,875     $1,769     $1,809
                                                 ======     ======     ======     ======     ======     ======

(1) In accordance with SFAS No. 115, securities available for sale are recorded at fair value in the financial statements.

(2)      Fair value approximates carrying value.

         The following table sets forth investment securities excluding FHLB stock and marketable equity securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1999.

                                                         Amount at June 30, 1999, which matures in
                                             ----------------------------------------------------------------
                                                      One Year                                One to
                                                       or Less                              Five Years
                                             -------------------------             --------------------------
                                                              Weighted                               Weighted
                                             Amortized         Average             Amortized          Average
                                               Cost             Yield                 Cost             Yield
                                             ---------       ---------             ---------         --------
                                                                     (Dollars in thousands)
Securities available for sale :
   Federal agencies.....................        $100           7.84%                   ---               ---%
                                                ----                                  ----
     Total investments..................        $100           7.84                    ---               ---%
                                                ====                                  ====


Sources of Funds

         Deposits have traditionally been the Bank's primary source of funds for use in lending and investment activities. In addition to deposits, the Bank derives funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis are also an important source of funding for the Bank.

         Deposits. Deposits are attracted, principally from within Owen and Putnam Counties, through the offering of a broad selection of deposit instruments including fixed-rate certificates of deposit, NOW and other transaction accounts, and savings accounts. Substantially all of the Bank's depositors are residents of Owen County and the five surrounding counties of Putnam, Clay, Greene, Monroe and Morgan. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank rarely pays a fee for any deposits it receives.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.

     An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 1999, is as follows:

                                                           Minimum         Balance at                          Weighted
                                                           Opening          June 30,           % of             Average
Type of Account                                            Balance            1999           Deposits            Rate
---------------                                            ---------       ----------        --------          --------
                                                                              (Dollars in thousands)
Withdrawable:
   Savings accounts..................................      $    10           $3,782           11.58%             2.62%
   Money market accounts.............................        5,000            1,715            5.25              3.73
   NOW and other transaction accounts................           50            3,293           10.08              1.60
                                                                            -------          ------
     Total withdrawable..............................                         8,790           26.91              2.45
                                                                            -------          ------
Certificates (original terms):
   91 days...........................................        1,000              193            0.59              4.04
   6 months..........................................        1,000              918            2.81              4.46
   12 months.........................................        1,000           11,816           36.21              5.21
   24 months.........................................        1,000            2,911            8.91              5.37
   30 months.........................................        1,000            2,572            7.88              5.99
   36 months.........................................        1,000              416            1.27              6.09
   48 months.........................................        1,000              671            2.05              5.61
   60 months.........................................        1,000            4,017           12.30              5.95
IRAs (original terms):
   12 months.........................................        1,000              265            0.81              6.17
   36 months.........................................        1,000                8            0.02              6.00
   60 months.........................................        1,000               80            0.24              5.08
                                                                            -------          ------
     Total certificates and IRAs.....................                        23,867           73.09              5.44
                                                                            -------          ------
     Total deposits..................................                       $32,657          100.00%             4.63%
                                                                            =======          ======



         The following table sets forth by various interest rate categories the composition of time deposits of the Bank's at the dates indicated:


                                                      Year Ended June 30,
                                          ------------------------------------------
                                            1999             1998              1997
                                          -------           -------          -------
                                                        (In thousands)

4.00% and under....................       $   ---          $     65          $    55
4.01 - 6.00 %......................        19,682            14,971           14,174
6.01 - 8.00%.......................         4,185             4,020            5,304
                                          -------           -------          -------
Total  ............................       $23,867           $19,056          $19,533
                                          =======           =======          =======


         The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 1999, and the total amount maturing thereafter. Matured certificates which have not been renewed as of June 30, 1999, have been allocated based upon certain rollover assumptions:


                                                             Amounts At
                                                     June 30, 1999, Maturing in
                                    ---------------------------------------------------------------
                                    One Year             Two             Three         Greater Than
                                     or Less            Years            Years          Three Years
                                     -------            -----            -----          -----------
                                                            (In thousands)
4.00% and under................      $   ---           $  ---             $ ---            $  ---
4.01 - 6.00 %..................       14,686            2,562               324             2,110
6.01-8.00%.....................        3,117              177               520               371
                                     -------           ------              ----            ------
Total  ........................      $17,803           $2,739              $844            $2,481
                                     =======           ======              ====            ======

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.

                Maturity                                         (In thousands)
         Three months or less.................................      $   535
         Greater than three months
              through six months..............................        1,981
         Greater than six months
              through twelve months...........................        1,327
         Over twelve months...................................        1,305
                                                                     ------
              Total...........................................       $5,148
                                                                     ======


         The following table sets forth the dollar amount of savings deposits in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                         Deposit Activity
                                    ---------------------------------------------------------------------------------------------
                                                            Increase                           Increase
                                                           (Decrease)                         (Decrease)
                                    Balance at                from     Balance at                from     Balance at
                                     June 30,     % of      June 30,    June 30,       % of    June 30,    June 30,      % of
                                       1999     Deposits      1998        1998       Deposits    1997        1997      Deposits
                                    ----------  --------    -------    ----------    --------  ---------   ---------  ----------
                                                                       (Dollars in thousands)

Withdrawable:
   Savings accounts................. $   3,782   11.58%        $511      $3,271        12.28%  $   329     $2,942         11.25%
   Money market accounts............     1,715    5.25          203       1,512         5.67      (705)     2,217          8.48
   NOW accounts and
     other transaction accounts.....     3,293   10.08          483       2,810        10.54     1,345      1,465          5.60
                                       -------  ------       ------     -------       ------      ----    -------        ------
     Total withdrawable.............     8,790   26.91        1,197       7,593        28.49       969      6,624         25.33
Certificates (original terms):
   91 days..........................       193    0.59           61         132         0.50       (24)       156          0.60
   6 months.........................       918    2.81          209         709         2.66        45        664          2.54
   12 months........................    11,816   36.21        4,625       7,191        26.98       720      6,471         24.74
   24 months........................     2,911    8.91          547       2,364         8.87      (892)     3,256         12.43
   30 months........................     2,572    7.88         (251)      2,823        10.59      (207)     3,030         11.58
   36 months........................       416    1.27           11         405         1.52      (101)       506          1.93
   48 months........................       671    2.05          (50)        721         2.71       (94)       815          3.12
   60 months........................     4,017   12.30         (609)      4,626        17.36        12      4,614         17.64
IRAs (original terms):
   12 months........................       265    0.81          193          72         0.27        65          7          0.03
   36 months........................         8    0.02            1           7         0.03       ---          7          0.03
   60 months........................        80    0.24           74           6         0.02        (1)         7          0.03
                                       -------  ------       ------     -------       ------      ----    -------        ------
     Total certificates and IRAs....    23,867   73.09        4,811      19,056        71.51      (477)    19,533         74.67
                                       -------  ------       ------     -------       ------      ----    -------        ------
       Total deposits...............   $32,657  100.00%      $6,008     $26,649       100.00%     $492    $26,157        100.00%
                                       =======  ======       ======     =======       ======      ====    =======        ======

         During fiscal year 1998, the Bank began offering to its customers a new deposit product called the "Money Management Account." The Money Management Account is similar to a money market checking account, but customers do not have check writing privileges. Funds may be transferred from non-interest-bearing accounts or interest-bearing accounts paying lower rates into the Money Management Account. Funds may also be transferred from the Money Management Account into other accounts at the Bank when such funds are needed by the customer. The number of fund transfers per month is limited by the Bank, and the Money Management Account has a minimum required balance of $5,000. The Bank also began offering individual retirement account ("IRA") certificates of deposit during fiscal year 1998.

         Borrowings. The Bank focuses on generating loans by utilizing the best source of funding from deposits, investments or borrowings. At June 30, 1999, the Bank had $13.2 million in borrowings from the FHLB of Indianapolis, which mature on various dates primarily during the years 2000 through 2005 and have interest rates ranging from 5.17% to 6.86%. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. The Bank had $30.9 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 1999. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by 170% of eligible assets. Therefore, the Bank's eligible collateral would have supported approximately $19.2 million in advances from the FHLB of Indianapolis as of June 30, 1999. However, the Bank's Board of Directors has by resolution limited the amount of authorized borrowings to $16.0 million at June 30, 1999.

         The following table presents certain information relating to the Bank's FHLB borrowings for the years ended June 30, 1999, 1998 and 1997.

                                                                   At or for the Year
                                                                     Ended June 30,
                                                       -------------------------------------------
                                                        1999               1998            1997
                                                       -------            ------         --------
                                                                 (Dollars in thousands)

FHLB Advances:
   Average balance outstanding.......................  $10,242            $8,592         $  7,725
   Maximum amount outstanding at any
     month-end during the period.....................   13,200            10,000           10,000
   Weighted average interest rate
     during the period...............................     5.83%             6.16%           6.30%
   Weighted average interest rate
     at end of period................................     5.61%             6.01%           6.29%


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

         In connection with the Bank's conversion to an Indiana mutual savings bank in 1996, the FDIC required the Bank to cease BSF's land acquisitions and divest of BSF's non-conforming real estate holdings within five years, among other conditions. Recognizing the FDIC's mandate, BSF has methodically reduced its outstanding land contracts and real estate holdings. As of June 30, 1999, outstanding contracts on BSF subdivision lots were:

 Name of Subdivision                 Number of Contracts     Contract Balance
 -------------------                 -------------------     ----------------
 10 O'Clock Line                              3                  $  39,340
 Greene Woods                                 3                     34,412
 Autumn Hills                                11                    115,829
 Coon Path                                    2                     18,662
 Purchased contracts                          2                     15,112
                                             --                   --------
      Total outstanding contracts            21                   $223,355
                                             ==                   ========

         Additionally, at June 30, 1999, BSF had four unsold lots in Coon Path with a sale price of $44,900 and cost of $20,433.

         BSF, from time to time, keeps a number of its tracts of land for mobile home repossession. BSF purchases repossessed mobile homes from the Bank at book value, which would approximate market value. The mobile homes are then placed on the vacant tracts of land and sold by BSF, thereby protecting the Bank from related losses. Currently, the Bank has no mobile homes on lots waiting for sale.

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

         Frank R. Stewart                  President
         Robert W. Raper                   Vice President
         Charles W. Chambers               Secretary and Treasurer

         In order to permit the Company to continue its profitable real estate development activities through BSF, the Company and the Bank successfully sought charter conversions under the authority granted to the Office of Thrift Supervision ("OTS"). Effective May 1, 1999 the Company became a federally chartered savings and loan holding company and the Bank became a federal stock savings bank. Management expects the resumption of BSF activity to have a positive impact on Company earnings in future periods.

         At June 30, 1999, the Bank's aggregate investment in BSF was $305,000. The consolidated statements of income of the Bank and its subsidiary included elsewhere herein include the operations of BSF. All significant intercompany balances and transactions have been eliminated in the consolidation.

         The following are a condensed balance sheet for BSF at June 30, 1999, 1998 and 1997, and a condensed income statement for BSF for the years ended June 30, 1999, 1998 and 1997.

                                                                     Condensed Balance Sheet
                                                                            June 30,
                                                   ---------------------------------------------------------
                                                   1999                       1998                      1997
                                                   ----                       ----                      ----
                                                                         (In thousands)
Assets:
   Cash.................................            $72                     $   14                     $   29
   Investment securities................            ---                         85                        ---
   Loans, net...........................            223                        329                        370
   Land acquired for development........             20                         21                         21
                                                   ----                       ----                       ----
       Total assets.....................           $315                       $449                       $420
                                                   ====                       ====                       ====
Liabilities:
   Other liabilities....................            $10                         10                          3
                                                   ----                       ----                       ----
       Total liabilities................            ---                         10                          3
Equity Capital..........................            305                        439                        417
                                                   ----                       ----                       ----
       Total liabilities and
         equity capital.................           $315                       $449                       $420
                                                   ====                       ====                       ====

                                                                   Condensed Income Statement
                                                                            June 30,
                                                 -----------------------------------------------------------
                                                 1999                        1998                      1997
                                                 ----                        ----                      ----
                                                                         (In thousands)
Interest income.........................          $35                       $  39                       $44
Interest expense........................          ---                         ---                       ---
                                                 ----                        ----                      ----
   Net interest income..................           35                          39                        44
                                                 ----                        ----                      ----
Income from sale of real estate.........            6                           7                        31
Non-interest expense:
   Salaries and employee benefits.......            5                           4                         4
   Printing and office supplies.........            1                         ---                         6
   Other expenses.......................            8                           7                         8
                                                 ----                        ----                      ----
       Total non-interest expense.......           14                          11                        18
                                                 ----                        ----                      ----

Income before income tax................           27                          35                        57
   Income tax expense...................           11                          14                        22
                                                 ----                        ----                      ----
       Net income.......................          $16                       $  21                       $35
                                                 ====                        ====                      ====

Income Tax Credits

         The Company's subsidiary Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of a low income housing project. The project, Cunot Apartments, L.P., is a 24-unit apartment complex for senior living. The Bank purchased a 99% limited partnership interest for $732,000. Funds were dispersed by installments during project construction, which was completed during July 1999. The Bank's investment in the project is eligible for income tax credits over the fifteen-year life of the Agreement.

         As of June 30, 1999, the total capitalized building, land and organizational costs for the project were $1,373,000. Management estimates that the Bank will be able to utilize approximately $107,000 in low-income tax credit annually, beginning in fiscal year 2000. However, to maximize the benefit of the tax credits, the project must maintain an acceptable occupancy rate and prove that it qualifies for the tax credits on an annual basis. Additionally, there are no assurances that changes in tax laws will not affect the availability of low income tax credits in future years. Recent reports from the General Partner indicate an occupancy rate of approximately 80%. In accordance with the Agreement, the process of certifying the project's eligibility for tax credits if currently underway.

Employees

         As of June 30, 1999, the Company employed 20 persons on a full-time basis and four persons on a part-time basis. None of the Company's employees is represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

                                COMPETITION

         The Bank originates most of its loans to and accepts most of its deposits from residents of Owen County and Putnam County, Indiana. The Bank is the oldest continuously operating financial institution headquartered in Owen County, Indiana.

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

                                 REGULATION

General

         The Bank, as a federally chartered savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the Federal Deposit Insurance Corporaiton ("FDIC") and it is a member of the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. The Bank is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval and the associations must file reports with the OTS about their activities and their financial condition. Periodic compliance examinations of the Bank are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from
 .01164% of assets for associations with assets of $67 million or less to .00308% for associations with assets in excess of $35 billion. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 1999, was $9,151.

         The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of their own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

      The U.S. Congress is currently considering broad financial reform legislation intended to modernize the financial services industry. Under the pending legislation, bank holding companies may be authorized, subject to certain conditions, to acquire manufacturing and other nonfinancial companies, and nonfinancial companies may be authorized to acquire banks. Other provisions of the pending legislation could affect the types of activities in which a unitary savings and loan holding company, such as the Holding Company, may engage. In addition, previous versions of banking reform legislation considered by Congress included provisions that would require all federal savings associations, including the Bank, to convert to either a state bank or a national bank and would require savings and loan holding companies to become bank holding companies. Because Congress is currently considering different versions of the proposed legislation, it cannot be determined which of these conflicting provisions might be included in any final legislation approved by Congress or how such legislation, if enacted, would affect the activities of the Holding Company or the Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its member savings associations and othe financial institutions within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. The Bank is currently in compliance with this requirement. At June 30, 1999, the Bank's investment in stock of the FHLB of Indianapolis was $660,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      All twelve FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 1999, dividends paid by FHLB to the Bank totaled $45,000, for an annual rate of 8.01%.

Liquidity

         Federal regulations require the Bank to maintain minimum levels of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to an amount within the range of 4% to 10% depending upon economic conditions and savings flows of member institutions. The OTS recently lowered the level of liquid assets that must be held by a savings association from 5% to 4% of the association's net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the association's fiscal year. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At June 30, 1999, the Bank's liquidity ratio was 38.4%. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Insurance of Deposits

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law, as further described below.

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

         On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Bank recognized this one-time assessment as a non-recurring operating expense of $142,000 ($86,000 after tax) during the three-month period ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to .06% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. The OTS recently adopted a regulation, which became effective April 1, 1999, that requires savings associations that receive the highest supervisory rating for safety and soundness to maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 1999, the Bank was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. The Bank nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of June 30, 1999, the Bank's interest rate risk was within the parameters set forth in the regulation.

         If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1999, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

      The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Capital Distributions Regulation

         The OTS recently adopted a regulation, which became effective on April 1, 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the requirement under the previous regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years

(the "retained net income standard"). At June 30, 1999, the Bank's retained net income standard was 554,000. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires that, at a minimum, the Bank must file a notice with the OTS thirty days before making any capital distributions to the Holding Company.

         In addition to these regulatory restrictions, the Bank's Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion requires the Bank to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits the Bank from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

Limitations on Rates Paid for Deposits

      Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. The Bank does not believe that these regulations will have a materially adverse effect on its current operations.

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

Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's board of directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Loans to One Borrower

         Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 1999, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

Transactions with Affiliates

         The Bank and Holding Company are subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Holding Company Regulation

         The Holding Company is regulated as a "non-diversified unitary savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

         The HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5 percent of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Holding Company's Board of Directors presently intends to continue to operate the Holding Company as a unitary savings and loan holding company. Under current OTS regulations, there are generally no restrictions on the permissible business activities of a unitary savings and loan holding company.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At June 30, 1999, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

         If the Holding Company were to acquire control of another savings institution other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

         The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5,1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings associations holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

          No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS thirty days advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.

Federal Securities Law

         The shares of Common Stock of the Holding Company are registered with the SEC under the 1934 Act. The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Holding Company has fewer than 300 shareholders, it may deregister the shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including conditions that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Qualified Thrift Lender

         Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

         A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

         At June 30, 1999, 88.4% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

Acquisitions or Dispositions and Branching

         The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

         Subject to certain exceptions, commonly controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

         Finally, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis. The Indiana Branching Law became effective March 15, 1996.

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, unsatisfactory and needs improvement -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS examiners have determined that the Bank has a satisfactory record of meeting community credit needs.

                                  TAXATION

Federal Taxation

         Historically, savings banks have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is not able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank will be required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Internal Revenue Code of 1986, as amended (the "Code"); or (ii) excess dividends are paid out by the Bank.

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

State Taxation

         The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required addback of interest that is tax-free for federal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         The Bank's state income tax returns have not been audited in recent years.

Item 2.  Properties.

         The Company conducts business from its main office at 279 East Morgan Street, Spencer, Indiana 47460, and its branch office at 102 South Main Street, Cloverdale, Indiana 46120. The Company owns both of its offices.

         The following table provides certain information with respect to the Company's offices as of June 30, 1999:

                                                                                          Net Book Value
                                                                                           of Property,
                                        Owned or            Year              Total         Furniture &       Approximate
     Description and Address             Leased            Opened           Deposits         Fixtures       Square Footage
     -----------------------             ------            ------           --------         --------       --------------
                                                                             (Dollars in thousands)
     279 East Morgan Street               Owned             1987             $29,555          $1,037            11,300
     Spencer, IN  47460
     (including annex)

     102 South Main Street                Owned             1998             $ 3,102           $ 948             6,000
     Cloverdale, IN  46120


         The Cloverdale, Indiana branch office opened for business on October 1, 1998.

         As of June 30, 1999, the Bank also owned a parcel of real estate located across the street from its Spencer office that is used for employee parking.

         The Company owns computer and data processing equipment that is used for transaction processing, loan origination, and accounting.

         The Bank has also contracted for the data processing and reporting services of On-Line Financial Services, Inc. in Oak Brook, Illinois, which was acquired in April 1999 by GFS Holdings Co. The cost of these data processing services was approximately $8,000 per month for the twelve months ended June 30, 1999.

Item 3.       Legal Proceedings.

         Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business.

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 1999.

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

         Kurt J. Meier (age 49) is President, Chief Executive Officer and Treasurer of the Holding Company. Mr. Meier has also served as President of the Bank since 1994. Theretofore, he served as Managing Officer of the Bank from 1990 to 1994.

         Kurt D. Rosenberger (age 40) is Vice President and Chief Financial Officer of the Holding Company. Mr. Rosenberger has also served as Vice President of the Bank since 1994. Theretofore, he served as Senior Financial Analyst for the Office of Thrift Supervision in Indianapolis, Indiana, from 1990 to 1994.

         Charles W. Chambers (age 84) is Secretary of the Holding Company. Mr. Chambers has also served as a Staff Appraiser of the Bank from 1991 to 1996 and as Secretary of the Bank since 1990.

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.

         The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), SmallCap Market, under the symbol "HWEN." As of August 23, 1999, there were approximately 450 holders of the Holding Company's Common Stock, including shares held in broker accounts.

         The following table sets forth the high and low bid prices and dividends paid per share of Common Stock for the quarters indicated. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Quarter Ended             High Bid        Low Bid       Dividends Declared
     --------------------------------------------------------------------------
     September 30, 1997     $  8 5/8       $ 7  7/16              $  .025
     December 31, 1997         9 1/4         8  1/8                  .025
     March 31, 1998            9 3/4         8  3/4                  .025
     June 30, 1998             9 1/2         8  7/16                 .025

     September 30, 1998        9             7  5/8                  0.25
     December 31, 1998         7 7/8         6  1/2                  0.30
     March 31, 1999            8             7                       0.30
     June 30, 1999             7 7/8         7                       0.30

         Since the Holding Company has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and the ability of the Bank to pay dividends to the Holding Company. The Bank's ability to pay dividends is subject to certain regulatory restrictions. See "Regulations -- Capital Distributions Regulation."

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

         Unlike the Bank, generally there is no regulatory restriction on the payment of dividends by the Holding Company. Indiana law, however, would prohibit the Holding Company from paying a dividend, if after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the ordinary course of business or if the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

Item 6.       Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Home Financial Bancorp and Subsidiary" on pages 2 through 3 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 4 through 17 of the Shareholder Annual Report.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated by reference to pages 5 through 7 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

         The Company's Consolidated Financial Statements and Notes thereto are contained on pages 18 through 37 of the Shareholder Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 of the Company's Proxy Statement for its 1999 Shareholder Annual Meeting (the "1999 Proxy Statement"). Information concerning the Holding Company's executive officers is included in
Item 4.5 in Part I of this report. Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to page 7 of the 1999 Proxy Statement.

Item 11. Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 through 6 of the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 1 through 3 of the 1999 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 6 of the 1999 Proxy Statement.

                                  PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)      List the following documents filed as part of the report:

                                                                   Annual Report
              Financial Statements                                    Page No.

              Independent Auditor's Report                                18

              Consolidated Statement of Financial Condition
                  at June 30, 1999, and 1998                              19

              Consolidated Statement of Income for the Years Ended
                  June 30, 1999, 1998, and 1997                           20

              Consolidated Statement of Stockholders' Equity
                  for the Years Ended June 30, 1999, 1998, and 1997       21

              Consolidated Statement of Cash Flows for the Years
                  Ended June 30, 1999, 1998, and 1997                     22

              Notes to Consolidated Financial Statements                 23-37

     (b)      Reports on Form 8-K.

              The Holding Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

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

                                      HOME FINANCIAL BANCORP



Date:  September 27, 1999            By: /s/ Kurt J. Meier
                                         --------------------------------------
                                          Kurt J. Meier, President,
                                          Chief Executive Officer and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of September, 1999.



/s/ Kurt J. Meier
--------------------------------
Kurt J. Meier
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Kurt D. Rosenberger
--------------------------------
Kurt D. Rosenberger
Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Charles W. Chambers
--------------------------------
Charles W. Chambers, Secretary and Director

/s/ John T. Gillaspy
--------------------------------
John T. Gillaspy, Director

/s/ Gary Michael Monnett
--------------------------------
Gary Michael Monnett, Director

/s/ Stephen Parrish
--------------------------------
Stephen Parrish, Director

/s/ Robert W. Raper
--------------------------------
Robert W. Raper, Vice Chairman

/s/ Frank R. Stewart
--------------------------------
Frank R. Stewart, Chairman

/s/ Tad Wilson
--------------------------------
Tad Wilson, Director

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

     13        1999 Shareholder Annual Report.                             _____

     21        Subsidiaries  of  the  Registrant  are   incorporated  by
               reference to Exhibit 21 to the Registration Statement on Form S-1 (Registration No. 333-1746).

     23        Consent of Independent Auditor                              _____

     27        Financial Data Schedule (filed electronically).
------------
* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(6).