Form 10-Q
period 1999-09-30
HOME FINANCIAL BANCORP
filed 1999-11-12
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE   ACT  OF   1934   FOR   THE   TRANSITION   PERIOD
         FROM  __________ TO __________

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)

           Indiana                                  35-1975585
-----------------------------------           ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of November 1, 1999 was 879,600.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index
                                                                        Page No.
Forward Looking Statements                                                   2

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                Consolidated Condensed Statement of Financial
                Condition as of September 30, 1999 and June 30, 1999
                (Unaudited)                                                  3

                Consolidated Condensed Statement of Income for the three months ended September 30, 1999 and 1998
                (Unaudited)                                                  4

                Consolidated  Condensed  Statement  of Changes in
                Shareholders' Equity for the three  months ended
                September  30, 1999 and 1998 (Unaudited)                     5

                Consolidated Condensed Statement of Cash Flows for the
                three months ended September 30, 1999 and 1998
                (Unaudited)                                                  6

                Notes to Consolidated Condensed Financial Statements         8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                    10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    15

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                             17
Item 2.       Changes in Securities                                         17
Item 3.       Defaults Upon Senior Securities                               17
Item 4.       Submission of Matters to a Vote of Security Holders           17
Item 5.       Other Information                                             17
Item 6.       Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                                  18

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                         September 30,         June 30,
                                                                             1999                1999
                                                                                   (Unaudited)
ASSETS
    Cash                                                                 $    554,073        $    296,490
    Short-term interest-bearing deposits                                    4,977,884           2,178,313
                                                                         ------------        ------------
        Total cash and cash equivalents                                     5,531,957           2,474,803
    Investment securities available for sale                                7,721,958           8,288,028
    Loans                                                                  39,956,876          38,573,918
    Allowance for loan losses                                                (342,763)           (336,235)
                                                                         ------------        ------------
        Net loans                                                          39,614,113          38,237,683
    Real estate acquired for development                                      362,314              20,433
    Premises and equipment                                                  1,934,355           1,984,842
    Federal Home Loan Bank Stock                                              735,000             660,000
     Interest receivable                                                      321,238             318,241
     Investment in limited partnership                                        695,780             695,780
    Other assets                                                              441,332             456,640
                                                                         ============        ============
        Total assets                                                     $ 57,358,047        $ 53,136,450
                                                                         ============        ============

LIABILITIES
    Deposits
       Noninterest-bearing deposits                                      $    635,833        $    578,267
       Interest-bearing deposits                                           34,492,065          32,079,166
                                                                         ------------        ------------
            Total deposits                                                 35,127,898          32,657,433
    Advances from Federal Home Loan Bank and
other borrowings                                                           14,980,000          13,200,000
    Other liabilities                                                         172,100             155,794
                                                                         ------------        ------------
        Total liabilities                                                  50,279,998          46,013,227
                                                                         ------------        ------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                            - - - -             - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 879,600 shares and 886,200                                 4,262,286           4,188,701
    Retained earnings                                                       3,530,556           3,613,425
     Unearned Compensation RRP                                               (170,226)           (181,456)
     Unearned ESOP shares                                                    (247,789)           (257,908)
    Accumulated other comprehensive loss                                     (296,778)           (239,539)
                                                                         ------------        ------------
        Total shareholders' equity                                          7,078,049           7,123,223
                                                                         ------------        ------------
        Total liabilities and shareholders' equity                       $ 57,358,047        $ 53,136,450
                                                                         ============        ============



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                         Three Months Ended
                                                                             September 30,
                                                                      ----------------------------
                                                                         1999             1998
                                                                      ----------       ----------
                                                                              (Unaudited)
Interest income
    Loans                                                             $  934,819       $  816,941
    Deposits with financial institutions                                  50,735           43,964
    Investment securities                                                121,142           23,110
    Federal Home Loan Bank stock                                          14,722           10,120
                                                                      ----------       ----------
        Total interest income                                          1,121,418          894,135
Interest expense
    Deposits                                                             397,776          329,900
    Federal Home Loan Bank advances and
      other borrowings                                                   206,383          125,624
                                                                      ----------       ----------
        Total interest expense                                           604,159          455,525
                                                                      ----------       ----------
Net interest income                                                      517,259          438,611
    Provision for losses on loans                                         12,000           12,000
                                                                      ----------       ----------
Net interest income after provision for losses on loans                  505,259          426,611
                                                                      ----------       ----------
Other income
    Service charges on deposit accounts                                   35,907           17,026
    Gain (loss) on sale of real estate acquired for development            6,285             (513)
    Net realized gain on sales of available for sale securities               --              188
    Other income                                                           6,565            6,052
                                                                      ----------       ----------
        Total other income                                                48,757           22,753
                                                                      ----------       ----------
Other expenses
    Salaries and employee benefits                                       225,700          197,692
    Net occupancy expenses                                                33,325           23,430
    Equipment expenses                                                    45,027           12,705
    Deposit insurance expense                                              4,486            3,938
    Computer processing fees                                              44,024           23,264
    Printing and office supplies                                          11,482           12,959
    Legal and accounting fees                                             18,372           20,298
    Director and committee fees                                           14,250           13,700
    Advertising expense                                                    7,821           13,275
    Other expenses                                                        54,425           57,400
                                                                      ----------       ----------
        Total noninterest expenses                                       458,912          378,661
                                                                      ----------       ----------
Income before income taxes                                                95,104           70,702
    Income tax expense                                                    37,383           29,444
                                                                      ----------       ----------
Net income                                                            $   57,721       $   41,258
                                                                      ==========       ==========

Basic and diluted net income per share                                $      .07       $      .05


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                    Form 10-Q

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                     1999               1998
                                                  -----------        -----------
                                                            (Unaudited)
Balance, July 1                                   $ 7,123,223        $ 7,505,906
Net income                                             57,721             41,258
Common stock repurchased                              (49,332)          (214,500)
Fair value adjustment of ESOP shares                    8,913              9,717
ESOP shares earned                                     10,119             10,119
RRP shares earned                                      11,230             10,334
Cash dividends                                        (26,586)           (23,226)

Net change in unrealized gain on securities
   available for sale                                 (57,239)           (98,583)
                                                  -----------        -----------

Balance, September 30                             $ 7,078,049        $ 7,241,025
                                                  ===========        ===========



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                   Three Months Ended
                                                                       September 30,
                                                               ------------------------------
                                                                   1999               1998
                                                               -----------        -----------
                                                                        (Unaudited)
OPERATING ACTIVITIES
Net income                                                     $    57,721        $    41,258
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                       12,000             12,000
    Depreciation                                                    59,800             24,687
    Investment securities gains                                    - - - -               (188)
    Gain on sale of real estate acquired for development            (6,285)               513
    Change in interest receivable                                   (2,997)            (7,322)
    Fair value adjustment of ESOP shares                             8,913              9,717
    Amortization of unearned ESOP shares                            10,119
    Amortization of unearned RRP shares                             11,230
    Other adjustments                                              129,626            (75,876)
                                                               -----------        -----------
        Net cash provided by operating activities                  280,127             25,242
                                                               -----------        -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                         - - - -           (605,046)
Proceeds from sales of securities available for sale               - - - -            381,451
Purchases of Federal Home Loan Bank stock                          (75,000)           - - - -
Proceeds from maturities and repayments of investment
securities available for sale                                      459,306             61,773
Net changes in loans                                            (1,436,863)           (84,957)
Purchases of premises and equipment                                 (9,313)          (365,447)
Proceeds from real estate owned sales                              - - - -            116,674
Purchases of real estate for development                          (347,650)           - - - -
Proceeds from sale of real estate acquired for
    development                                                     12,000            - - - -
                                                               -----------        -----------
        Net cash used by investing activities                   (1,397,520)          (495,552)
                                                               -----------        -----------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                      (276,026)           361,681
    Certificates of deposit                                      2,746,491            (87,059)
Proceeds from Federal Home Loan Bank advances                    2,500,000          1,000,000
Repayment of Federal Home Loan Bank advances                    (1,000,000)        (1,000,000)
Proceeds from other borrowings                                     280,000            - - - -
Purchase of stock                                                  (49,332)          (214,500)
Cash dividends                                                     (26,586)           (23,226)
                                                               -----------        -----------
    Net cash provided by financing activities                    4,174,547             36,896
                                                               -----------        -----------

                                                                Three Months Ended
                                                                   September 30,
                                                          -----------------------------
                                                             1999              1998
                                                          -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     3,057,154          (433,414)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,474,803         3,802,103
                                                          -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 5,531,957       $ 3,368,689
                                                          ===========       ===========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                             $   604,159       $   455,525
Income tax paid                                                41,654            82,964



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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of those expected for the remainder of the year.

NOTE B:  Earnings Per Share

Earnings per share (EPS) were computed as follows:


       For the Three Months Ended
                    September 30,     1999                                       1998
                                  -----------------------------------------   ----------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                       Net         Average       Share             Net        Average       Share
                                      Income        Shares       Amount          Income        Shares       Amount
                                  -----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $  57,721      811,084    $ 0.07        $    41,258       830,721     $ 0.05
                                                                 ======                                      ======
Effect of Dilutive Securities                  0          515                             0        1,181
                                  ----------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders              $    57,721       811,599   $ 0.07        $     41,258      831,902     $ 0.05
                                  =====================================        ====================================

NOTE C:  Other Comprehensive Income

                                                                                              1999
                                                                                               Tax
For the Three Months Ended                                                 Before-Tax       (Expense)      Net-of-Tax
September 30                                                                 Amount          Benefit         Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the year              $  (94,787)          $37,548    $    (57,239)
  Less: reclassification adjustment for gains (losses) realized in
    net income                                                                   --                --              --
                                                                         ----------         ---------    -------------
Other comprehensive income (loss)                                          $(94,787)          $37,548    $    (57,239)
                                                                         ===========        =========    =============


                                                                                              1998
                                                                                               Tax
For the Three Months Ended                                                 Before-Tax       (Expense)      Net-of-Tax
September 30                                                                 Amount          Benefit         Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the year               $(163,056)        $  64,587    $    (98,469)
  Less: reclassification adjustment for gains (losses) realized in
    net income                                                                  188               (74)            114
                                                                         ----------         ---------    -------------

Other comprehensive income (loss)                                         $(163,244)        $  64,661    $    (98,583)
                                                                         ===========        =========    =============

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

On April 30, 1999, the Company and its subsidiary Bank received approval from the Office of Thrift Supervision ("OTS") to convert the holding company from a bank holding company into a savings and loan holding company and convert the Bank from an Indiana stock savings bank into a federal stock savings bank. Management pursued these charter changes in order to permit the Company to continue its profitable real estate development activities through the Bank's subsidiary, BSF, Inc. The charter changes did not involve any changes in ownership or management and did not require a name change for the Company or the Bank.

The Company's subsidiary Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of a low income housing project. The project is a 24-unit apartment complex for senior living. The total cost of the project was approximately $1.4 million. The Bank purchased a 99% limited partnership interest for $732,000. The project began accepting tenants in May 1999 and was one unit short of full occupancy as of September 30, 1999.

The Bank's investment in the project is eligible for income tax credits over the fifteen-year life of the Agreement. Management estimates that the Bank will be able to utilize approximately $107,000 in low income tax credits annually. However, in order to maximize the benefit of the tax credits the project must maintain an acceptable occupancy rate and prove that it qualifies for the tax credits on an annual basis. Management anticipates that the project will achieve an acceptable occupancy rate prior to calendar year-end 1999. Consequently, management is optimistic that the Bank will benefit from low income tax credits during fiscal year 2000. However, there are no assurances that changes in tax laws will not affect the availability of low income tax credits in future years.

Financial Condition

Total assets increased 8.1%, to $57.4 million at September 30, 1999 compared to $53.1 million at June 30, 1999. Cash and short-term interest bearing deposits totaled $5.5 million; an increase of $3.1 million. Investment securities totaled $7.7 million at September 30, 1999. This is a decrease of $566,000 compared to three months earlier. During the three months ended September 30, 1999, total loans increased $1.4 million, or 3.6% to $40.0 million.

Deposits at September 30, 1999 were $35.1 million; an increase of $2.5 million, or 7.6% compared to three months earlier. Total borrowings increased $1.8 million to $15.0 as of September 30, 1999.

On September 8, 1998, the Company announced its second stock repurchase plan that authorized the repurchase, from time to time on the open market, up to 45,152 or 5% of the Company's outstanding shares of common stock. Pursuant to this repurchase plan, the Company purchased and retired 6,600 shares of common stock during the quarter-ended September 30, 1999. Since announcement of its latest repurchase initiative during the first fiscal quarter of 1999, total outstanding common stock has decreased by 23,452 shares.

Shareholders' equity was $7.1 million and 12.3% of total assets as of September 30, 1999, compared to $7.1 million and 13.4% of total assets as of June 30 1999. The Company's net book value at September 30, 1999 was $8.05 per share based on 879,600 shares outstanding. Factors impacting shareholders' equity during the quarter included net income, a cash dividend, common stock repurchases, and a decrease in the market value of securities available for sale.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 1999 and 1998

Net income for the first fiscal quarter ended September 30, 1999 was $58,000, or $.07 per share based on an average of 811,599 diluted shares outstanding. Net income for the same period last year was $41,000, or $.05 per share based on an average of 831,902 diluted shares outstanding. Loan growth and an increase in mortgage-backed securities produced additional interest income and lead to the 41.5% increase in net income.

Interest income increased by $227,000 or 25.4%, to $1.1 million for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. This increase was partially offset by an increase in interest expense of $149,000 or 32.5%. Net interest income before the provision for loan losses was $517,000 for the three months ended September 30, 1999 compared to $439,000 for the 1998 period; an increase of 17.8%.

Non-interest income more than doubled to $49,000 compared to $23,000 for the first quarter a year earlier. This increase primarily resulted from an increase in the number of service fee producing deposit accounts.

Non-interest expense was $459,000 for the quarter ended September 30, 1999, compared to $379,000 for the same period last year; an increase of 21.1%. Most of the increase in non-interest expense can be attributed to opening the Bank's first branch office in October 1998, and the cost of support and service for a growing volume of loan and deposit accounts. Compared to the same three month period in 1998, equipment expense more than doubled to $45,000, salaries and employee benefit expense increased 14.2% to $226,000, and computer processing expense increased 89.2% to $44,000. However, the overall increase in non-interest expense was partially offset by a decrease in legal and professional fees and other assorted expense categories.

Income tax expense for the first fiscal quarter of 2000 was $37,000, compared to $29,000 for the first fiscal quarter of 1999.

Asset Quality

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $12,000 for both quarters ended September 30, 1999 and 1998. At September 30, 1999, after net losses and recoveries, the allowance for loan losses was $343,000 or 0.86% of total loans, compared to $336,000 or 0.88% at June 30, 1999.

Management considered the allowance for loan losses at September 30, 1999, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 1999.

Balance, July 1, 1999               $336,235         Balance, July 1, 1998              $319,595
Provision for loan losses             12,000         Provision for loan losses            12,000
Recoveries                                --         Recoveries                               --
Loans charged off                      5,472         Loans charged off                    18,413
                                    --------                                            --------

Balance, September 30, 1999         $342,763         Balance, September 30, 1998        $313,182
                                    ========                                            ========


Total non-performing loans were $116,000 or 0.3% of total loans at September 30, 1999 compared to $79,000 or 0.2% of total loans at June 30, 1999. Real estate acquired through foreclosure totaled $46,000 at September 30, 1999, compared to $6,000 at June 30, 1999. Other repossessed assets totaled $9,000 at September 30, 1999, while no other repossessed assets existed at June 30, 1999. Total non-performing assets were $171,000 or .30% of assets at September 30, 1999.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 1999 and June 30, 1999, cash and interest-bearing deposits totaled $5.5 million and $2.5 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $4.6 million at the end of the first quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $1.3 million of unused credit available from the FHLB. At September 30, 1999, borrowing from the FHLB totaled $14.7 million.

At September 30, 1999, borrowings other than FHLB advances totaled $280,000. The Bank's service corporation, BSF, Inc., borrowed these funds for purposes of purchasing a large tract of land for use in its recently reactivated real estate development operations.

Shareholders' equity was $7.1 million or 12.3% of total assets at September 30, 1999, compared to $7.1 million or 13.4% of total assets at June 30, 1999. Book value at September 30, 1999 was $8.05 per share based on 879,600 outstanding shares. All fully phased-in regulatory capital requirements for the Bank were met as of September 30, 1999. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's current charter, the OTS requires that the Bank deduction its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of September 30, 1999.


                                                                           Required For        Required To Be Well
                                                       Actual            Adequate Capital*         Capitalized*
                                               ----------------------------------------------------------------------
                                                 Amount      Ratio       Amount      Ratio      Amount      Ratio
                                               ----------------------------------------------------------------------

Total capital *(to risk weighted assets)          $6,317      19.9%      $2,534        8.0%       $3,168    10.0%

Tier 1 capital *(to risk weighted assets)          5,974      18.9%       1,267        4.0%        1,901     6.0%

Tier 1 capital *(to total assets)                  5,974      10.5%       2,282        4.0%        2,852     5.0%


*As defined by the regulatory agencies

The Year 2000 Issue

Management and the Board of Directors recognize and understand Year 2000 ("Y2K") risk and have ensured that all necessary resources are available to address this problem. While work continues on contingency planning issues, management believes that the Company's systems are ready for Year 2000 and beyond. For the remainder of calendar 1999, the project management team will test and evaluate contingency plans and work closely with critical business partners to make sure their systems will be ready for the Year 2000 date change.

Management believes that the key to successfully meeting the Y2K challenge is prior testing of all affected systems. The difficult and detailed testing phase of the Company's Year 2000 Project Management Plan was completed prior to June 30, 1999. In fact, computer systems have already run with the clock rolled past the Year 2000. As part of extensive critical date tests, system dates were advanced to the Year 2000 and beyond. No problems were encountered during this testing process. The Company completed all phases of the Y2K compliance program on schedule and has shifted attention to contingency planning.

As part of the Y2K planning process, contingency plans have been established for mission-critical systems. These plans will provide for alternative methods of doing business, which include provisions for a back-up power source and manual processing procedures, if needed. These contingency plans will continue to be reviewed, tested and refined as Year 2000 approaches.

The Company has made, and will continue to make, investments in its systems and applications to ensure, to the degree possible, Y2K compliance. Certain minor equipment and software changes have been made in preparation for Year 2000. However, at this point, management anticipates little or no additional Y2K equipment and software changes.

Systems testing accounts for over half of Y2K costs incurred to-date. Due to the fact that the Company uses outside data service providers for most of its computer processing operations, it was unnecessary to invest heavily in system improvements to achieve Y2K compliance. For the quarter ended September 30, 1999, Y2K related expense totaled about $4,000. Including fiscal year 1999, total direct costs for Y2K compliance activity amounts to approximately $62,000. This amount includes expenses for fixing or replacing non-compliant in-house hardware and software, performing multiple systems tests, and contracting the assistance of information technology professionals. This figure does not include the cost of compensation for existing staff members involved in planning, testing and reporting on Y2K issues.

Although management believes it has taken the necessary steps to address the Y2K compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Y2K compliant, its financial position and results of operations could be adversely impacted. Amounts expensed in fiscal 1997 and 1998 for Y2K readiness were immaterial.

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

At June 30, 1999, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's MV would decrease 9.5% and 26.2% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 3.9% and 19.4% for the same increases at June 30, 1998. The Bank's MV at June 30, 1999 would decrease 10.9% and 19.5% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have decreased MV 8.7% and 14.4% respectively.

Presented below, as of June 30, 1999 and 1998, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                                  June 30, 1999
                        Market Value Summary Performance
                                                               MV as % of
                                                           Present Value (PV)
  Change                  Market Value                        of Assets
 In Rates     $ Amount      $ Change      % Change     MV Ratio         Change
 --------     --------    ------------    ----------   ---------        ------
               (Dollars in thousands)
 +400 bp*      $4,956       $(1,762)        (26.23)%     10.22%         (248)bp
 +200 bp        6,077          (641)         (9.54)      11.94           (76)bp
    0 bp        6,718             0           0.00       12.70           ---
 -200 bp        5,987          (731)        (10.88)      11.17          (153)bp
 -400 bp        5,406        (1,312)        (19.53)       9.93          (277)bp
*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock EV Ratio:  MV as % of PV of Assets          12.70%
                  Exposure Measure:  Post-Shock MV Ratio                11.17%
                  Sensitivity Measure:  Change in MV Ratio                153 bp


                                  June 30, 1998
                        Market Value Summary Performance
                                                               MV as % of
                                                           Present Value (PV)
  Change                  Market Value                        of Assets
 In Rates     $ Amount      $ Change      % Change     MV Ratio         Change
 --------     --------    ------------    ----------   ---------        ------
               (Dollars in thousands)
+400 bp*        $5,058      $(1,220)       (19.44)%      13.26%         (191)bp
+200 bp          6,035         (243)        (3.87)       15.05           (12)bp
   0 bp          6,278            0          0.00        15.17           ---
-200 bp          5,734         (544)        (8.67)       13.68          (149)bp
-400 bp          5,376         (902)       (14.37)       12.59          (258)bp
*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock EV Ratio:  MV as % of PV of Assets          15.17%
                  Exposure Measure:  Post-Shock MV Ratio                13.68%
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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                            None.
Item 2.  Changes in Securities.                                        None.
Item 3.  Defaults Upon Senior Securities.                              None.

Item 4.  Submission of Matters to Vote of Security Holders.

On October 12, 1999, the Company held its fourth annual meeting of shareholders at which time matters submitted to a vote of stockholders included an election of three Company directors, and ratification of the appointment of Olive LLP as auditors for the fiscal year ending June 30, 2000.

All three director nominees were elected, and the appointment of auditors was also approved and ratified by a majority of 885,200 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

    Director Nominees               For       Against     Abstain     Non-Vote
    -----------------               ---       -------     -------     --------
Kurt J. Meier - 3 years           662,510      25,960      -         196,730
Frank R. Stewart - 3 years        659,540      28,930      -         196,730
Tad Wilson - 3 years              662,510      25,960      -         196,730
              Other Matters
Auditors                          675,370      10,600     2,500      196,730



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

                  27.      Financial Data Schedule (filed electronically).

         (b)      Reports on Form 8-K
                  There were no reports on Form 8-K filed during the period ended September 30, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     HOME FINANCIAL BANCORP


Date:    November 11, 1999                           By:/s/ Kurt J. Meier
                                                     ---------------------------
                                                     Kurt J. Meier
                                                     President and
                                                     Chief Executive Officer




Date:    November 11, 1999                           By:Kurt D. Rosenberger
                                                     ---------------------------
                                                     Kurt D. Rosenberger
                                                     Vice President and
                                                     Chief Financial Officer