Form 10-Q
period 1999-12-31
HOME FINANCIAL BANCORP
filed 2000-02-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________


                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
                             ----------------------
               (Exact name of registrant specified in its charter)

                Indiana                                  35-1975585
----------------------------------            ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 2000 was 866,400.

                             Home Financial Bancorp

                                    Form 10-Q

                                      Index

                                                                        Page No.

Forward Looking Statements                                                     2

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                Consolidated Condensed Statement of Financial
                Condition as of December 31, 1999 and June 30, 1999
                (Unaudited)                                                    3

                Consolidated Condensed Statement of Income for the three
                months ended December 31, 1999 and 1998
                (Unaudited)                                                    4

                Consolidated Condensed Statement of Income for the six
                months ended December 31, 1999 and 1998
                (Unaudited)                                                    5

                Consolidated Condensed Statement of Changes in
                Shareholders' Equity for the six months ended December
                31, 1999 and 1998 (Unaudited)                                  6

                Consolidated Condensed Statement of Cash Flows for the
                six months ended December 31, 1999 and 1998
                (Unaudited)                                                    7

                Notes to Consolidated Condensed Financial Statements           9

Item 2.       Management's Discussion and Analysis of Financial Condition

              and Results of Operations.                                      11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      17

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               19
Item 2.       Changes in Securities                                           19
Item 3.       Defaults Upon Senior Securities                                 19
Item 4.       Submission of Matters to a Vote of Security Holders             19
Item 5.       Other Information                                               19
Item 6.       Exhibits and Reports on Form 8-K                                19

SIGNATURES                  20

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                              December 31,          June 30,
                                                                  1999               1999
                                                              ------------       ------------
                                                                        (Unaudited)
ASSETS

    Cash                                                      $    746,844       $    296,490
    Short-term interest-bearing deposits                         1,527,380          2,178,313
                                                              ------------       ------------
        Total cash and cash equivalents                          2,274,224          2,474,803
    Investment securities available for sale                     8,082,054          8,288,028
    Loans                                                       42,501,262         38,573,918
    Allowance for loan losses                                     (344,293)          (336,235)
                                                              ------------       ------------
        Net loans                                               42,156,969         38,237,683
    Real estate acquired for development                           397,831             20,433
    Premises and equipment                                       1,880,824          1,984,842
    Federal Home Loan Bank Stock                                   760,000            660,000
    Interest receivable                                            304,727            318,421
    Investment in limited partnership                              674,167            695,780
    Other assets                                                   423,211            456,640
                                                              ------------       ------------
        Total assets                                          $ 56,954,007       $ 53,136,450
                                                              ============       ============

LIABILITIES

    Deposits

      Noninterest-bearing deposits                            $    649,687       $    578,267
      Interest-bearing deposits                                 33,598,609         32,079,166
                                                              ------------       ------------
            Total deposits                                      34,248,296         32,657,433
    Advances from Federal Home Loan Bank and
            other borrowings                                    15,480,000         13,200,000
    Other liabilities                                              166,589            155,794
                                                              ------------       ------------
        Total liabilities                                       49,894,885         46,013,227
                                                              ------------       ------------

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                      --                 --
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 876,400 shares and 886,200                      4,251,210          4,188,701
    Retained earnings                                            3,574,683          3,613,425
    Unearned Compensation RRP                                     (159,103)          (181,456)
    Unearned ESOP shares                                          (237,671)          (257,908)
    Accumulated other comprehensive loss                          (369,997)          (239,539)
                                                              ------------       ------------
        Total shareholders' equity                               7,059,122          7,123,223
                                                              ------------       ------------
        Total liabilities and shareholders' equity            $ 56,954,007       $ 53,136,450
                                                              ============       ============


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                                   Three Months Ended
                                                                      December 31,
                                                             -----------------------------
                                                                1999              1998
                                                             -----------       -----------
                                                                      (Unaudited)
Interest income

    Loans                                                    $   994,801       $   834,475
    Deposits with financial institutions                          32,592            44,945
    Investment securities                                        137,267            60,436
    Federal Home Loan Bank stock                                  14,958            15,360
                                                             -----------       -----------
        Total interest income                                  1,179,618           955,216
                                                             -----------       -----------
Interest expense
    Deposits                                                     408,223           363,769
    Advances from Federal Home Loan Bank and
          other borrowings                                       197,866           115,111
                                                             -----------       -----------
        Total interest expense                                   606,089           478,880
                                                             -----------       -----------
Net interest income                                              573,529           476,336
    Provision for losses on loans                                 12,000            12,000
                                                             -----------       -----------
Net interest income after provision for losses on loans          561,529           464,336
                                                             -----------       -----------
Other income
    Service charges on deposit accounts                           33,845            18,762
    Gain (loss) on sale of real estate acquired for
          development                                               (541)            6,661
Net realized gain on sales of available for sale
          securities                                                  --             3,138
Equity in loss of limited partnership                            (21,613)               --
Other income                                                      21,007            15,138
                                                             -----------       -----------
        Total other income                                        32,698            43,699
                                                             -----------       -----------
Other expenses
    Salaries and employee benefits                               217,684           203,722
    Net occupancy expenses                                        37,890            29,053
    Equipment expenses                                            43,776            26,552
    Deposit insurance expense                                      4,801             3,831
    Computer processing fees                                      43,895            25,823
    Legal and accounting fees                                     43,013            31,120
    Printing and supplies                                         12,544            31,111
    Director and committee fees                                   14,250            14,250
    Advertising expense                                            8,785            24,967
    Other expenses                                                66,392            69,642
                                                             -----------       -----------
        Total noninterest expenses                               493,030           460,071
                                                             -----------       -----------
Income before income taxes                                       101,197            47,964
    Income tax expense                                            27,406            20,546
                                                             -----------       -----------
Net income                                                   $    73,791       $    27,418
                                                             ===========       ===========

Basic and diluted net income per share                       $       .09       $       .03

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                                  Six Months Ended
                                                                     December 31,
                                                             -----------------------------
                                                                1999              1998
                                                             -----------       -----------
                                                                      (Unaudited)
Interest income
    Loans                                                    $ 1,929,620       $ 1,651,416
    Interest-bearing deposits                                     83,327            88,909
    Investment securities                                        258,409            77,412
    Other interest and dividend income                            29,680            31,615
                                                             -----------       -----------
        Total interest income                                  2,301,036         1,849,352
                                                             -----------       -----------
Interest expense
    Deposits                                                     805,999           693,669
    Advances from Federal Home Loan Bank and
     other borrowings                                            404,249           240,735
                                                             -----------       -----------
        Total interest expense                                 1,210,248           934,404
                                                             -----------       -----------
Net interest income                                            1,090,788           914,948
    Provision for losses on loans                                 24,000            24,000
                                                             -----------       -----------
Net interest income after provision for losses on loans        1,066,788           890,948
                                                             -----------       -----------
Other income
    Service charges on deposit accounts                           69,752            35,788
    Gain on sale of real estate acquired for
          development                                              5,744             6,148
    Net realized gain on sales of securities
          available for sale securities                               --             3,326
    Equity in loss of limited partnership                        (21,613)               --
    Other income                                                  27,572            21,190
                                                             -----------       -----------
        Total other income                                        81,455            66,452
                                                             -----------       -----------
Other expenses
    Salaries and employee benefits                               443,384           401,414
    Net occupancy expenses                                        71,215            52,483
    Equipment expenses                                            88,803            39,257
    Deposit insurance expense                                      9,287             7,769
    Computer processing fees                                      87,919            49,087
    Legal and accounting fees                                     61,385            51,418
    Printing and supplies                                         24,026            43,586
    Director and committee fees                                   28,500            27,950
    Advertising expenses                                          16,606            38,242
    Other expenses                                               120,917           127,527
                                                             -----------       -----------
        Total noninterest expenses                               952,042           838,733
                                                             -----------       -----------
Income before income taxes                                       196,201           118,667
    Income tax expense                                            64,789            49,990
                                                             -----------       -----------
Net income                                                   $   131,412       $    68,677
                                                             ===========       ===========

Basic and diluted net income per share                       $       .16       $       .08


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                                    Form 10-Q

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                    1999               1998
                                                 -----------       -----------
                                                          (Unaudited)

Balance, July 1                                  $ 7,123,223       $ 7,505,906
Net income                                           131,412            68,677
Common stock repurchased                             (71,351)         (304,029)
Fair value adjustment of ESOP shares                  16,710              (488)
ESOP shares earned                                    20,237            39,718
RRP shares earned                                     22,353            22,102
Net change in unrealized loss on securities         (130,458)          (89,498)
Cash dividends                                       (53,004)          (50,318)
                                                 -----------       -----------
Balance, December 31                             $ 7,059,122       $ 7,192,070
                                                 ===========       ===========



See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                Six Months Ended
                                                                   December 31,
                                                           -----------------------------
                                                              1999               1998
                                                           -----------       -----------
                                                                    (Unaudited)
OPERATING ACTIVITIES
Net income                                                 $   131,412       $    68,677
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                   24,000            24,000
    Depreciation                                               116,525            65,070
    Investment securities gains                                     --            (3,326)
    Gain on sale of real estate for development                 (5,744)               --
    Loss from operations of limited partnership                 21,613                --
    Change in interest receivable                               13,514           (19,392)
    Fair value adjustment of ESOP shares                        16,710               488
    Amortization of unearned ESOP shares                        20,237            20,237
    Amortization of unearned RRP shares                         22,353            22,102
    Other adjustments                                          267,503          (142,720)
                                                           -----------       -----------
        Net cash provided by operating activities              628,093            35,136
                                                           -----------       -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                    (950,847)       (7,689,758)
Proceeds from sales of securities available for sale                --           565,389
Proceeds from maturities and repayments of investment
    securities available for sale                              803,114           148,241
Net changes in loans                                        (3,943,286)          118,503
Purchases of Federal Home Loan Bank
    of Indianapolis stock                                     (100,000)         (110,000)
Purchases of premises and equipment                            (12,507)         (425,837)
Proceeds from real estate owned sales                               --           207,400
Purchases of real estate for development                      (383,654)               --
Proceeds from sale of real estate acquired for
    development                                                 12,000             8,037
Disbursements for low-income housing investment                     --          (608,492)
                                                           -----------       -----------
    Net cash used by investing activities                   (4,575,180)       (7,786,517)
                                                           -----------       -----------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                (1,083,817)        1,668,489
    Certificates of deposit                                  2,674,680         3,822,167
Proceeds from Federal Home Loan Bank advances                5,000,000         6,000,000
Repayment of Federal Home Loan Bank advances                (3,000,000)       (2,000,000)
Proceeds from other borrowings                                 280,000                --
Purchase of stock                                              (71,351)         (304,029)
Cash dividends                                                 (53,004)          (50,318)
                                                           -----------       -----------
    Net cash provided by financing activities                3,746,508         9,136,309
                                                           -----------       -----------



                                                              Six Months Ended
                                                                 December 31,
                                                         -----------------------------
                                                            1999              1998
                                                         -----------       -----------
                                                                  (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (200,579)        1,384,928

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,474,803         3,802,103
                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 2,274,224       $ 5,187,031
                                                         ===========       ===========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                            $ 1,210,248       $   934,404
Income tax paid                                               55,610           170,000


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of those expected for the remainder of the year.

NOTE B: Earnings Per Share

Earnings per share (EPS) were computed as follows:

        For the Three Months Ended

                      December 31,                   1999                                       1998
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                  $73,791      808,862      $  0.09         $ 27,418      808,443   $  0.03
                                                              =============                              =============
Effect of Dilutive Securities                  0            0                             0           30
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $ 73,791      808,862      $  0.09         $ 27,418      808,473   $  0.03
                                   ========================================    =======================================



           For the Six Months Ended
                       December 31,                  1999                                       1998
                                    ---------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                       Income       Shares       Amount           Income       Shares       Amount
                                    ---------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $ 131,412      809,955      $  0.16          $68,677      822,383     $  0.08
                                                              =============                              =============
Effect of Dilutive Securities                  0          145                             0          606
                                    --------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                $ 131,412      810,100      $  0.16          $68,677      822,989      $  0.08
                                    =======================================    =======================================

NOTE C:  Other Comprehensive Income


                                                                                               1999
                                                                                                Tax

For the Six Months Ended                                                    Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                           $ (216,026)       $  85,568    $ (130,458)
  Less: reclassification adjustment for gains (losses) realized in
    net income                                                                        --               --            --
                                                                              ----------        ---------    -----------
Other comprehensive loss                                                      $ (216,026)       $  85,568    $ (130,458)
                                                                          ===============================================


                                                                                               1998
                                                                                                Tax

For the Six Months Ended                                                    Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                           $ (144,874)      $ 57,385     $ (87,489)
  Less: reclassification adjustment for gains realized in
    net income                                                                     3,326         (1,317)        2,009
                                                                              ----------       ---------    ----------
Other comprehensive loss                                                      $ (148,200)      $ 58,702    $  (89,498)
                                                                              ========================================

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

The Company's subsidiary Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of a low income housing project. The Cunot Apartments project is a 24-unit apartment complex for senior living. The total cost of the project was approximately $1.4 million. The Bank purchased a 99% limited partnership interest for $732,000. During the quarter ended December 31, 1999, the project achieved full occupancy and satisfied requirements for income tax credits. Beginning in November, income tax benefits for the quarter and six months ended December 31, 1999 totaled $14,000.

The Bank's investment in the project is eligible for income tax credits over the fifteen-year life of the Agreement. Management has been advised that the Bank will be able to utilize approximately $62,000 in low income tax credits during fiscal year 2000, and between $82,000 and $93,000 annually thereafter. However, in order to maximize the benefit of the tax credits the project must maintain an acceptable occupancy rate and prove that it qualifies for the tax credits on an annual basis. In addition, there are no assurances that changes in tax laws will not affect the availability of low income tax credits in future years.

Financial Condition

Total assets increased $3.9 million or 7.3%, to $57.0 million at December 31, 1999 compared to $53.1 million at June 30, 1999. Cash and short-term interest bearing deposits totaled $2.3 million, an 8.1% decrease. Investment securities totaled $8.1 million at December 31, 1999. This is a decrease of $206,000 compared to June 30, 1999. Total loans increased $3.9 million, or 10.2%, during the past six months, to $42.5 million. Loan growth was funded primarily with deposit increases and additional borrowings.

Recent efforts to originate traditional 1-4 residential mortgage loans have been supplemented with the pursuit of quality non-residential mortgage loan opportunities. First-hand experience in land development projects prepared management to be lead lender on three subdivision development projects in high-demand communities outside the Indianapolis metropolitan area. The net amount of each loan originated was less than $1.0 million and contributed substantially to year-to-date loan growth.

Real estate acquired for development increased from $20,000 to $398,000 during the six months ended December 31, 1999. This increase reflects the purchase of land for use by the Bank's subsidiary service corporation, BSF, Inc., in its recently reactivated real estate development activities.

At December 31, 1999, total deposits were $34.2 million, an increase of $1.6 million compared to levels reported six months earlier. Total borrowings increased 17.3% to $15.5 million as of December 31, 1999.

Shareholders' equity was $7.1 million, or 12.4% of total assets at December 31, 1999, compared to 13.4% of total assets as of June 30, 1999. The Company's book value per share was $8.05 at December 31, 1999, based on 876,400 shares outstanding. Factors impacting shareholders' equity during the quarter included net income, a cash dividend, common stock repurchases, and a decrease in the market value of securities available for sale. During the first quarter of fiscal year 2000, the Company purchased 6,600 shares of its common stock. Additional 3,200 shares of common stock were purchased and retired during the second quarter. These stock purchases were made pursuant to a stock repurchase plan announced on September 8, 1998.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 1999 and 1998

Net income for the second fiscal quarter ended December 31, 1999 was $74,000, or $.09 diluted earnings per common share. Net income for the same period last year was $27,000, or $.03 diluted earnings per common share. Second quarter net income was higher primarily due to an increase in net interest income. Net interest income before the provision for loan losses was $574,000 for the three months ended December 31, 1999, compared to $476,000 for the three months ended December 31, 1998.

Income tax credits related to the Bank's investment in a local low-income housing development contributed $14,000 to the increase in net income for the quarter. These tax credits resulted in a decline in the effective combined federal and state income tax rate to approximately 27% for the three months ended December 31, 1999, compared to approximately 43% for the same period a year earlier.

Total noninterest income totaled $33,000, compared to $44,000 for the second quarter last year, a 25.0% decrease. Most of this decrease can be traced to a $22,000 net operating loss reported for the lease-up phase of Cunot Apartments, L.P., a low-income senior housing development. The overall decrease in noninterest income was partially offset by an 80.4% increase in income from service charges on deposit accounts. For the three months ended December 31, 1999, income from service charges on deposit accounts totaled $34,000.

The Bank's BSF subsidiary generated a net loss of less than $1,000 for the quarter ended December 31, 1999, compared to net earnings of $7,000 through the sale of real estate acquired for development during the same period a year earlier. BSF is in the process of completing a 27-lot subdivision designed for modular and mobile homes. Management expects the Bank to profit from lot sales as well as home financing opportunities the development will offer.

Total noninterest expense was $493,000 for the quarter ended December 31, 1999, compared to $460,000 for the same period last year. Continued overall Bank growth lead to computer processing and equipment expense increases of 70.0% and 64.9% respectively for the second quarter of fiscal year 2000 compared to the same period a year earlier. These increases were partially offset by decreases in advertising and printing and supplies expense.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 1999 and 1998

Fiscal year-to-date net income grew 89.9% to $131,000 or $.16 diluted earnings per common share, compared to $69,000 or $.08 diluted earnings per common share for the same period a year earlier. Net interest income before the provision for loan losses was $1.1 million, compared to $915,000 for the six-month period ended December 31, 1998. The increase in net interest income can be traced to a higher average balance of mortgage-backed securities held during the more recent six-month period, and a larger loan portfolio compared to the same period in fiscal year 1999.

Interest income from loans increased $278,000 or 16.8% to $1.9 million. This increase is attributed to a higher volume of loans outstanding as well as upward rate adjustments on a significant portion of the portfolio. At December 31, 1999, loans with an adjustable rate feature comprised approximately 64% of total loans. Fiscal year-to-date interest income from investment securities increased to $258,000 compared to $77,000 for the six months ended December 31, 1998.

Noninterest income totaled $81,000 for the first two quarters of fiscal 2000 compared to $66,000 for the same period a year earlier, a 22.7% increase. The $22,000 loss related to the low-income housing investment was more than offset by the increase in fee income from deposit accounts. Compared to a year earlier, service charges on deposit accounts for the six months ended December 31, 1999 nearly doubled from $36,000 to $70,000. This increase primarily resulted from an increase in the number of service fee producing deposit accounts.

Noninterest expense was $952,000 for the six months ended December 31, 1999, compared to $839,000 for the same period ended December 31, 1998. For the first half of fiscal 2000, equipment more than doubled from $39,000 to $89,000 compared to the same period a year earlier. Computer processing expenses increased 79.1% to $88,000 for the most recent two-quarter period. These increases are partially attributable to Year 2000 compliance efforts. Salaries and employee benefits increased 10.5% to $443,000. Overall, increases in several noninterest expense categories are related to broad Company growth generally, and rapid growth at the Cloverdale branch in particular.

Year-to-date income tax expense at the end of the second fiscal quarter of 2000 was $65,000, compared to $50,000 for the same period in fiscal year 1999. The effective combined federal and state income tax rate for the first half of the year was approximately 33%, compared to approximately 42% for the same period a year earlier. The increased income tax was a consequence of increased earnings this year versus the comparable period last year. The increase in income tax for the current period was partially offset by income tax credits recognized in November and December 1999 totaling $14,000.

Asset Quality

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $12,000 for each of the quarters ended December 31, 1999 and 1998, respectively. For the six-month periods ended December 31, 1999 and 1998, loan loss provisions were $24,000 each. At December 31, 1999, after net losses and recoveries, the allowance for loan losses was $344,000 or 0.81% of total loans, compared to $336,000 or 0.87% at June 30, 1999.

Management considered the allowance for loan losses at December 31, 1999, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table compares activity in the allowance for loan losses for the six months ended December 31, 1999 and 1998.

Balance, July 1, 1999        $336,235       Balance, July 1, 1998       $319,595
Provision for loan losses      24,000       Provision for loan losses     24,000
Recoveries                         --       Recoveries                        --
Loans charged off              15,942       Loans charged off             27,360
                             --------                                   --------
Balance, December 31, 1999   $344,293       Balance, December 31, 1998  $316,235
                             ========                                   ========

Total non-performing loans were $149,000 or .35% of total loans at December 31, 1999 compared to $79,000 or 0.2% of total loans at June 30, 1999. Real estate acquired through foreclosure totaled $6,000 at December 31, 1999 and at June 30, 1999. No other repossessed assets existed at December 31, 1999 or at June 30, 1999. Total non-performing assets were $155,000 or .27% of assets at December 31, 1999.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 1999 and June 30, 1999, cash and interest-bearing deposits totaled $2.3 million and $2.5 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $4.8 million at the end of the second quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $3.8 million of unused credit available from the FHLB. At December 31, 1999, borrowing from the FHLB totaled $15.2 million, a $2.0 million increase from six months earlier.

At December 31, 1999, borrowings other than FHLB advances totaled $280,000. The Bank's service corporation, BSF, Inc., borrowed these funds for purposes of purchasing a large tract of land for use in its recently reactivated real estate development operations.

Shareholders' equity was $7.1 million or 12.4% of total assets at December 31, 1999, compared to $7.1 million and 13.4% of total assets at June 30, 1999. Book value at December 31, 1999 was $8.05 per share based on 876,400 outstanding shares. Book value per common share at June 30, 1999 was $8.04. All regulatory capital requirements for the Bank are currently met. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's federal thrift charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of December 31, 1999.


                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 ---------------------- ----------------------- ----------------------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 ----------- ---------- ----------- ----------- ----------- ----------

Total capital *(to risk weighted assets)            $6,532      19.3%     $2,704        8.0%        $3,380    10.0%

Tier 1 capital *(to risk weighted assets)            6,188      18.3%      1,352        4.0%         2,028     6.0%

Tier 1 capital *(to total assets)                    6,188      11.0%      2,243        4.0%         2,803     5.0%

*As defined by the regulatory agencies

The Year 2000 Issue

Management and the Board of Directors recognize and understand Year 2000 ("Y2K") risk and have ensured that all necessary resources are available to address this problem. As of December 31, 1999, management was not aware of any material problems experienced by the Company that may have been associated with the Y2K issue.

As of December 31, 1999, all phases of the Company's Year 2000 Project Management Plan had been completed. As part of this process, extensive system tests were conducted immediately subsequent to the century date change. No significant weaknesses or problems were disclosed in processing and operating beyond December 31, 1999.

The Company has made investments in its systems and applications to ensure, to the degree possible, Y2K compliance. Certain minor equipment and software changes have been made in preparation for Year 2000. Management does not anticipate additional Y2K equipment and software changes.

For the six months ended December 31, 1999, Y2K related expense totaled about $9,000. This amount includes expenses for fixing or replacing non-compliant in-house hardware and software, performing multiple systems tests, and contracting the assistance of information technology professionals. This figure does not include the cost of compensation for existing staff members involved in planning, testing and reporting on Y2K issues. During fiscal year 1999, direct costs for Y2K compliance activity totaled approximately $62,000. Amounts expensed in fiscal 1997 and 1998 for Y2K readiness were immaterial.

Although management believes it has taken the necessary steps to address the Y2K compliance issue and is not aware of any significant problems experienced as of December 31, 1999, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. The Company could be affected by Y2K problems experienced by its critical business partners, hardware and software vendors, or depositors and borrowers. However, as of December 31, 1999, management is not aware of any significant weakness or problems experienced by such parties which have materially affected or which could materially affect the Company.

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

At September 30, 1999, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's MV would decrease 19.0% and 42.7% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 4.4% and 15.6% for the same increases at September 30, 1998. The Bank's MV at September 30, 1999 would decrease 1.0% and 4.5% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have decreased MV 9.3% and 13.8% respectively.

Presented below, as of September 30, 1999 and 1998, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                               September 30, 1999
                        Market Value Summary Performance


                                                                    MV as % of
                                                                 Present Value (PV)
   Change                      Market Value                          of Assets
   In Rates      $ Amount       $ Change         % Change      MV Ratio       Change
   --------      --------       --------          --------     --------       ------
                             (Dollars in thousands)
  +400 bp*       $3,879          $(2,890)          (42.70)%      7.48%       (444) bp
  +200 bp         5,484           (1,285)          (18.98)      10.07        (185) bp
     0 bp         6,769                0             0.00       11.92        ----
  -200 bp         6,703              (66)           (0.97)      11.59         (33) bp
  -400 bp         6,464             (305)           (4.51)      11.04         (88) bp
*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

       Pre-Shock MV Ratio:  MV as % of PV of Assets            11.92%
       Exposure Measure:  Post-Shock MV Ratio                  10.07%
       Sensitivity Measure:  Change in MV Ratio                185 bp


                               September 30, 1998
                        Market Value Summary Performance


                                                                    MV as % of
                                                                 Present Value (PV)
   Change                      Market Value                          of Assets
   In Rates      $ Amount       $ Change         % Change      MV Ratio       Change
   --------      --------       --------          --------     --------       ------
                             (Dollars in thousands)
+400 bp*         $5,209           $(960)           (15.56)%       13.39%     (133) bp
+200 bp           5,901            (268)            (4.35)        14.54       (18) bp
   0 bp           6,169               0              0.00         14.72      ----
-200 bp           5,598            (571)            (9.26)        13.19      (153) bp
-400 bp           5,319            (850)           (13.78)        12.32      (240) bp

*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

       Pre-Shock MV Ratio:  MV as % of PV of Assets               14.72%
       Exposure Measure:  Post-Shock MV Ratio                     13.19%
       Sensitivity Measure:  Change in MV Ratio                   153 bp


Since September 30, 1999, the Bank has experienced several balance sheet changes. The full impact of these changes on the Bank's interest rate risk position as compared to the analysis presented above is uncertain. However, management does not believe these changes will result in an unacceptable overall interest rate risk position for the Bank.

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

              Other Matters
              -------------
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

     27.        Financial Data Schedule (filed electronically).

     (b)        Reports on Form 8-K

                There were no reports on Form 8-K filed during the period ended December 31, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOME FINANCIAL BANCORP


Date:    February 11, 2000                     By:/s/ Kurt J. Meier
                                                  ------------------------------
                                                  Kurt J. Meier
                                                  President and
                                                  Chief Executive Officer




Date:    February 11, 2000                     By:/s/ Kurt D. Rosenberger
                                                  ------------------------------
                                                  Kurt D. Rosenberger
                                                  Vice President and
                                                  Chief Financial Officer