Form 10-Q
period 2000-03-31
HOME FINANCIAL BANCORP
filed 2000-05-15
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 1, 2000 was 862,900.

                             Home Financial Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.
Forward Looking Statements                                                     2

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated  Condensed  Statement of Financial
              Condition as of March 31, 2000 and June 30, 1999
              (Unaudited)                                                      3

              Consolidated Condensed Statement of Income for
              the three months ended March
              31, 2000 and 1999 (Unaudited)                                    4

              Consolidated Condensed Statement of Income for the nine
              months ended March 31, 2000 and 1999
              (Unaudited)                                                      5

              Consolidated Condensed Statement of Shareholders' Equity
              for the nine months ended March 31, 2000 and 1999
              (Unaudited)                                                      6

              Consolidated Condensed Statement of Cash Flows for the
              nine months ended March 31, 2000 and 1999
              (Unaudited)                                                      7

              Notes to Consolidated Condensed Financial Statements             9

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                      11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               18
Item 2.       Changes in Securities                                           18
Item 3.       Defaults Upon Senior Securities                                 18
Item 4.       Submission of Matters to a Vote of Security Holders             18
Item 5.       Other Information                                               18
Item 6.       Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                    19

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

                             Home Financial Bancorp
                           and Wholly-owned Subsidiary
                            Owen Community Bank, s.b.

             Consolidated Condensed Statement of Financial Condition

                                                                 March 31,            June 30,
                                                                   2000                 1999
                                                               ------------        ------------
                                                                          (Unaudited)
ASSETS
    Cash                                                       $    386,955        $    296,490
    Short-term interest-bearing deposits                          3,533,979           2,178,313
                                                               ------------        ------------
        Total cash and cash equivalents                           3,920,934           2,474,803
    Investment securities available for sale                      7,781,197           8,288,028
    Loans                                                        43,793,685          38,573,918
    Allowance for loan losses                                      (356,793)           (336,235)
                                                               ------------        ------------
        Net loans                                                43,436,892          38,237,683
    Real estate acquired for development                            427,622              20,433
    Premises and equipment                                        1,856,817           1,984,842
    Federal Home Loan Bank Stock                                    835,000             660,000
    Interest receivable                                             325,789             318,241
    Investment in limited partnership                               668,167             695,780
    Other assets                                                    537,470             456,640
                                                               ------------        ------------
        Total assets                                           $ 59,789,888        $ 53,136,450
                                                               ============        ============

LIABILITIES

    Deposits
    Noninterest-bearing deposits                               $    462,039        $    578,267
    Interest-bearing deposits                                    36,047,766          32,079,166
                                                               ------------        ------------
        Total deposits                                           36,509,805          32,657,433
    Advances from Federal Home Loan Bank and
        other borrowings                                         16,000,000          13,200,000
    Other liabilities                                               268,750             155,794
                                                               ------------        ------------
        Total liabilities                                        52,778,555          46,013,227
                                                               ------------        ------------

SHAREHOLDERS' EQUITY
Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                     ----                ----
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 862,900 shares and 886,200                       4,186,198           4,188,701
    Retained earnings                                             3,606,812           3,613,425
    Unearned Compensation RRP                                      (148,600)           (181,456)
    Unearned ESOP shares                                           (227,552)           (257,908)
    Accumulated other comprehensive loss                           (405,525)           (239,539)
                                                               ------------        ------------
        Total shareholders' equity                                7,011,333           7,123,223
                                                               ------------        ------------
        Total liabilities and shareholders' equity             $ 59,789,888        $ 53,136,450
                                                               ============        ============



See notes to consolidated condensed financial statements.

                             Home Financial Bancorp
                           and Wholly-owned Subsidiary
                            Owen Community Bank, s.b.

                   Consolidated Condensed Statement of Income

                                                                   Three Months Ended
                                                                        March 31,
                                                              ------------------------------
                                                                 2000               1999
                                                              -----------        -----------
                                                                       (Unaudited)
Interest income
    Loans                                                     $ 1,012,009        $   823,635
    Deposits with financial institutions                           36,808             34,984
    Investment securities                                         137,640            128,050
    Federal Home Loan Bank stock                                   16,527             16,928
                                                              -----------        -----------
        Total interest income                                   1,202,984          1,003,597
                                                              -----------        -----------
Interest expense
    Deposits                                                      422,211            316,520
    Advances from Federal Home Loan Bank and
        other borrowings                                          243,175            176,226
                                                              -----------        -----------
        Total interest expense                                    666,386            545,746
                                                              -----------        -----------
Net interest income                                               537,598            457,851
    Provision for losses on loans                                  15,000              7,916
                                                              -----------        -----------
Net interest income after provision for losses on loans           522,598            449,935
                                                              -----------        -----------
Other income
    Service charges on deposit accounts                            38,488             21,237
    Gain on sale of real estate acquired for
        development                                                20,391               ----
    Net realized loss on sales of available for sale
        securities                                                (17,700)              ----
    Equity in loss of limited partnership                          (6,000)              ----
    Other income                                                    3,244              7,792
                                                              -----------        -----------
        Total other income                                         38,423             29,029
                                                              -----------        -----------
Other expenses
     Salaries and employee benefits                               234,041            209,679
     Net occupancy expenses                                        36,807             30,636
     Equipment expenses                                            41,903             27,968
     Deposit insurance expense                                      1,844              4,064
     Computer processing fees                                      47,301             28,649
     Legal and accounting fees                                     34,843             31,945
     Printing and supplies                                          9,719             11,676
     Director and committee fees                                   14,250             14,250
     Advertising expense                                           12,035             12,912
     Other expenses                                                47,295             59,972
                                                              -----------        -----------
        Total noninterest expenses                                480,038            431,751
                                                              -----------        -----------
Income before income taxes                                         80,983             47,213
     Income tax expense                                            12,667             19,901
                                                              -----------        -----------
Net income                                                    $    68,316        $    27,312
                                                              ===========        ===========

Basic and diluted net income per share                        $       .09        $       .03
Dividend per share                                            $       .03        $       .03

See notes to consolidated condensed financial statements.

                             Home Financial Bancorp
                           and Wholly-owned Subsidiary
                            Owen Community Bank, s.b.

                   Consolidated Condensed Statement of Income


                                                                         Nine Months Ended
                                                                             March 31,
                                                                   ------------------------------
                                                                       2000              1999
                                                                   -----------        -----------
                                                                            (Unaudited)
Interest income
    Loans                                                          $ 2,941,629        $ 2,475,051
    Interest-bearing deposits                                          120,135            123,893
    Investment securities                                              396,049            205,462
    Other interest and dividend income                                  46,207             48,543
                                                                   -----------        -----------
        Total interest income                                        3,504,020          2,852,949
                                                                   -----------        -----------
Interest expense
    Deposits                                                         1,228,210          1,063,189
    Advances from Federal Home Loan Bank and
        other borrowings                                               647,424            416,961
                                                                   -----------        -----------
        Total interest expense                                       1,875,634          1,480,150
                                                                   -----------        -----------
Net interest income                                                  1,628,386          1,372,799
    Provision for losses on loans                                       39,000             31,916
                                                                   -----------        -----------
Net interest income after provision for losses on loans              1,589,386          1,340,883
                                                                   -----------        -----------
Other income

    Service charges on deposit accounts                                108,240             57,025
    Gain on sale of real estate acquired for
      development                                                       26,135              6,148
     Net realized gain (loss) on sales of available for sale
      securities                                                       (17,700)             3,326
    Equity in loss of limited partnership                              (27,613)                --
    Other income                                                        30,816             28,982
                                                                   -----------        -----------
        Total other income                                             119,878             95,481
                                                                   -----------        -----------
Other expenses
    Salaries and employee benefits                                     677,425            611,093
    Net occupancy expenses                                             108,022             83,119
    Equipment expenses                                                 130,706             67,225
    Deposit insurance expense                                           11,131             11,833
    Computer processing fees                                           135,220             77,736
    Legal and accounting fees                                           96,228             83,363
    Printing and supplies                                               33,745             55,262
    Director and committee fees                                         42,750             42,200
    Advertising expenses                                                28,641             51,154
    Other expenses                                                     168,212            187,499
                                                                   -----------        -----------
        Total noninterest expenses                                   1,432,080          1,270,484
                                                                   -----------        -----------
Income before income taxes                                             277,184            165,880
    Income tax expense                                                  77,456             69,891
                                                                   -----------        -----------
Net income                                                         $   199,728        $    95,989
                                                                   ===========        ===========

Basic and diluted net income per share                             $       .25        $       .12
Dividend per share                                                 $       .09        $       .09

See notes to consolidated condensed financial statements.

                             Home Financial Bancorp
                           and Wholly-owned Subsidiary
                            Owen Community Bank, s.b.

                                    Form 10-Q

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                                 2000               1999
                                              -----------        -----------
                                                        (Unaudited)

Balance, July 1, 1999 and 1998                $ 7,123,223        $ 7,505,906
Net income                                        199,728             95,989
Common stock repurchased                         (151,414)          (323,917)
Fair value adjustment of ESOP shares               21,566              5,607
ESOP shares earned                                 30,356             30,356
RRP shares earned                                  32,856             35,483
Net change in unrealized loss on securities      (165,986)          (135,931)
Cash dividends                                    (78,996)           (53,821)
                                              -----------        -----------
Balance, March 31                             $ 7,011,333        $ 7,159,672
                                              ===========        ===========


See notes to consolidated condensed financial statements.

                             Home Financial Bancorp
                           and Wholly-owned Subsidiary
                            Owen Community Bank, s.b.

                 Consolidated Condensed Statement of Cash Flows

                                                                         Nine Months Ended
                                                                             March 31,
                                                                  --------------------------------
                                                                      2000                1999
                                                                  ------------        ------------
                                                                            (Unaudited)
OPERATING ACTIVITIES
Net income                                                        $    199,728        $     95,989
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                           39,000              31,916
    Depreciation                                                       173,712             107,680
    Investment securities (gain) loss                                   17,700              (3,326)
    Gain on sale of real estate for development                        (26,135)                 --
    Loss from operations of limited partnership                         27,613                  --
    Change in interest receivable                                       (7,548)            (32,535)
    Fair value adjustment of ESOP shares                                21,566               5,607
    Amortization of unearned ESOP shares                                30,356              30,356
    Amortization of unearned RRP shares                                 32,856              35,483
    Other adjustments                                                  153,347             118,187
                                                                  ------------        ------------
        Net cash provided by operating activities                      662,195             389,357
                                                                  ------------        ------------

INVESTING ACTIVITIES
Purchases of securities available for sale                            (825,278)         (8,763,423)
Proceeds from sales of securities available for sale                    76,909             565,389
Proceeds from maturities and repayments of investment
    securities available for sale                                      950,938             640,032
Net changes in loans                                                (5,238,209)         (1,143,594)
Purchases of Federal Home Loan Bank of Indianapolis
    Stock                                                             (175,000)           (110,000)
Purchases of premises and equipment                                    (45,687)           (439,837)
Proceeds from real estate owned sales                                       --             221,229
Purchases of real estate for development                              (434,414)                 --
Proceeds from sale of real estate acquired for
    development                                                         53,359               8,037
Disbursements for low-income housing investment                             --            (685,780)
                                                                  ------------        ------------
    Net cash used by investing activities                           (5,637,382)         (9,707,947)
                                                                  ------------        ------------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                        (1,089,154)            339,318
    Certificates of deposit                                          4,941,526           4,280,165
Proceeds from Federal Home Loan Bank advances                       12,000,000           6,000,000
Repayment of Federal Home Loan Bank advances                        (9,500,000)         (2,000,000)
Proceeds from other borrowings                                         300,000                  --
Purchase of stock                                                     (151,414)           (323,917)
Cash dividends                                                         (79,640)            (53,821)
                                                                  ------------        ------------
    Net cash provided by financing activities                        6,421,318           8,241,745
                                                                  ------------        ------------

                                                                        Nine Months Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                      2000              1999
                                                                  -----------       -----------
                                                                           (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                             1,446,131        (1,076,845)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,474,803         3,802,103
                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 3,920,934       $ 2,725,258
                                                                  ===========       ===========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                     $ 1,870,009       $ 1,480,150
Income tax paid                                                        27,956            81,800


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of those expected for the remainder of the year.

NOTE B: Earnings Per Share

Earnings per share (EPS) were computed as follows:

        For the Three Months Ended
                         March 31,                 2000                                       1999
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                  $68,316      797,684      $  0.09         $ 27,312      812,771      $  0.03
                                                              =============                              =============
Effect of Dilutive Securities                  0            0                             0          491
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $ 68,316      797,684      $  0.09         $ 27,312      813,262      $  0.03
                                   ========================================    =======================================



          For the Nine Months Ended
                          March 31,                  2000                                       1999
                                    ---------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                       Income       Shares       Amount           Income       Shares       Amount
                                    ---------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $ 199,728      801,903      $  0.25          $95,989      819,350      $  0.12
                                                              =============                              =============
Effect of Dilutive Securities                  0          131                             0          567
                                     --------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                $ 199,728      802,034      $  0.25          $95,989      819,917      $  0.12
                                    =======================================    =======================================


NOTE C:  Other Comprehensive Income


                                                For the Nine Months Ended
                                                                March 31,                      2000
                                                                          -----------------------------------------------
                                                                                                Tax
                                                                            Before-Tax       (Expense)      Net-of-Tax
                                                                              Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized losses on securities:
  Unrealized holding losses arising during the year                           $ (292,558)      $  115,883    $ (176,675)
  Less: reclassification adjustment for losses realized in
    net income                                                                  (17,700)            7,011      (10,689)
Other comprehensive loss                                                      $ (274,858)      $  108,872    $ (165,986)
                                                                          ===============================================

                                                For the Nine Months Ended
                                                                March 31,                      1999
                                                                          -----------------------------------------------
                                                                                                Tax
                                                                            Before-Tax       (Expense)      Net-of-Tax
                                                                              Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized losses on securities:
  Unrealized holding losses arising during the year                           $ (221,763)        $ 87,841    $ (133,922)
  Less: reclassification adjustment for gains realized in
    net income                                                                     3,326           (1,317)        2,009
Other comprehensive loss                                                      $ (225,089)        $ 89,158    $ (135,931)
                                                                          ===============================================

NOTE D:  Subsequent Event

The Company's subsidiary Bank entered into a Partnership Agreement with Area Ten Development, Inc., a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of Cunot Apartments, L.P., a low-income senior housing project. Shortly after completion of the project's construction, acceptable occupancy levels were reached and it qualified for income tax credits. Beginning in November 1999, the Bank has realized a reduction in federal taxes due to its investment in the Cunot Apartments.

On April 25, 2000, the Cunot Apartments sustained severe fire damage to one of three buildings in the 24-unit complex. No injuries were reported, but all eight units in that building were damaged. Appropriate insurance coverage was in effect at the time of the fire. At this time, the Company can not determine the impact of this event on its financial position and results of operations, if any.

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

BSF, Inc. ("BSF") is the wholly owned subsidiary of the Bank. BSF engages in purchasing and developing large tracts of real estate. After land is purchased, BSF subdivides the real estate into lots, makes improvements such as streets and sells individual lots, usually on contract.

The Company's subsidiary Bank entered into a Partnership Agreement with Area Ten Development, Inc., a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of Cunot Apartments, L.P., a low-income senior housing project. The total cost of the project was approximately $1.4 million. The Bank purchased its 99% limited partnership interest for approximately $700,000.

During the quarter ended December 31, 1999, the project achieved full occupancy and satisfied requirements for income tax credits. Beginning in November 1999, the Bank has realized a reduction in federal taxes due to its investment in the Cunot Apartments. Income tax benefits for the quarter and nine months ended March 31, 2000 were $21,000 and $35,000, respectively.

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

On April 25, 2000, the Cunot Apartments sustained severe fire damage to one of three buildings in the 24-unit complex. No injuries were reported, but all eight units in that building were damaged. Appropriate insurance coverage was in effect at the time of the fire. At this time, the Company can not determine the impact of this event on its financial position and results of operations, if any.

Financial Condition

Total assets increased $6.7 million or 12.5%, to $59.8 million at March 31, 2000 compared to $53.1 million at June 30, 1999. Cash and short-term interest bearing deposits totaled $3.9 million, a 58.4% increase. Investment securities totaled $7.8 million at March 31, 2000. This is a decrease of $507,000 compared to June 30, 1999. Total loans increased $5.2 million, or 13.5%, during the past nine months, to $43.8 million. Loan growth was funded primarily with deposit increases and additional borrowings.

Real estate acquired for development increased from $20,000 to $428,000 during the nine months ended March 31, 2000. This increase reflects the purchase and improvement of land by the Bank's subsidiary service corporation, BSF, Inc., as part of its estate development activities. During the third quarter, BSF sold two lots of a recently developed 27-lot subdivision designed for modular homes. Management expects the Bank to benefit from the subdivision through lot sales and home financing opportunities.

At March 31, 2000, total deposits were $36.5 million, an increase of $3.9 million or 10.7% compared to levels reported nine months earlier. Total borrowings increased $2.8 million or 21.2% to $16.0 million as of March 31, 2000.

Shareholders' equity was $7.0 million or 11.7% of total assets at March 31, 2000, compared to 13.4% of total assets as of June 30, 1999. The Company's book value per share was $8.13 at March 31, 2000, based on 862,900 shares outstanding. Factors impacting shareholders' equity during the quarter included net income, a cash dividend, common stock repurchases, and a decrease in the market value of securities available for sale.

During the first two quarters of fiscal year 2000, the Company purchased 9,800 shares of its common stock. An additional 13,500 shares of common stock purchased and retired during the third quarter nearly complete the Company's five-percent stock repurchase plan originally announced on September 8, 1998.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2000 and 1999

Net income for the third fiscal quarter ended March 31, 2000 was $68,000, or $.09 diluted earnings per common share. Net income for the same period last year was $27,000, or $.03 diluted earnings per common share. Third quarter net income was higher primarily due to an increase in net interest income. Net interest income before the provision for loan losses was $538,000 for the three months ended March 31, 2000, compared to $458,000 for the three months ended March 31, 1999.

Income tax credits related to the Bank's investment in Cunot Apartments, L.P., a local low-income senior housing development, contributed $21,000 to the increase in net income for the quarter. These tax credits resulted in a decline in the effective combined federal and state income tax rate to approximately 16% for the three months ended March 31, 2000, compared to approximately 42% for the same period a year earlier.

Total noninterest income totaled $38,000, compared to $29,000 for the third quarter last year; a 31.0% increase. Most of this increase can be traced to an 81.2% increase in income from service charges on deposit accounts. For the three months ended March 31, 2000, income from service charges on deposit accounts totaled $38,000. A $6,000 net operating loss was reported on the Bank's investment in Cunot Apartments, L.P. Also during the third quarter, investment securities sold to fund Company common stock repurchases generated an $18,000 loss. However, this amount was more than offset by the $20,000 gain on sale of real estate acquired for development.

Total noninterest expense was $480,000 for the quarter ended March 31, 2000, compared to $432,000 for the same period last year; an increase of 11.1%. Continued overall Bank growth led to computer processing and equipment expense increases of 65.1% and 49.8% respectively for the third quarter of fiscal year 2000 compared to the same period a year earlier.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2000 and 1999

Fiscal year-to-date net income grew 108.1% to $200,000 or $.25 diluted earnings per common share, compared to $96,000 or $.12 diluted earnings per common share for the same period a year earlier. Net interest income before the provision for loan losses was $1.6 million, compared to $1.4 million for the nine-month period ended March 31, 1999. The increase in net interest income can be traced to a higher average balance of mortgage-backed securities held during the more recent nine-month period, and a larger loan portfolio compared to the same period in fiscal year 1999.

Interest income from loans increased $467,000 or 18.9% to $2.9 million. This increase is attributed to a higher volume of loans outstanding as well as upward rate adjustments on a significant portion of the portfolio. At March 31, 2000, loans with an adjustable rate feature comprised approximately 66% of total loans. Fiscal year-to-date interest income from investment securities increased to $396,000 compared to $205,000 for the nine months ended March 31, 1999.

Noninterest income totaled $120,000 for the first three quarters of fiscal 2000 compared to $95,000 for the same period a year earlier, a 26.3% increase. The overall increase in noninterest income for the period was partially offset by net operating losses on the Bank's low-income housing investment. For the nine-month period ended March 31, 2000 net operating losses related to the Bank's investemnt in Cunot Apartments, L.P. totaled $28,000. Service charges on deposit accounts for the nine months ended March 31, 2000 increased by 89.5% to $108,000, compared to $57,000 for the same period a year earlier. This increase primarily resulted from an increase in the number of service fee producing deposit accounts.

Noninterest expense was $1.4 million for the nine months ended March 31, 2000, compared to $1.3 million for the same period ended March 31, 1999. Compared to a year earlier, equipment expense for the period nearly doubled to $131,000. This increase was primarily due to new equipment purchases for the Cloverdale branch office. Largely due to an increase in the number of loan and deposit accounts, computer processing expenses increased 73.9% to $135,000 for the most recent three quarter period. These increases are also partially attributed to Year 2000 computer compliance efforts. Salaries and employee benefits increased 10.9% to $677,000. Overall, increases in several noninterest expense categories are related to broad Company growth generally, and rapid growth at the Cloverdale branch in particular.

Year-to-date income tax expense at the end of the third fiscal quarter of 2000 was $77,000, compared to $70,000 for the same period in fiscal year 1999. The effective combined federal and state income tax rate for the first three-quarters of the year was approximately 28%, compared to approximately 42% for the same period a year earlier. The increased income tax was a consequence of increased earnings this year versus the comparable period last year. The increase in income tax for the current period was partially offset by income tax credits recognized in the second and third quarter totaling $35,000.

Asset Quality

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions totaled $39,000 for the nine months ended March 31, 2000 compared to $32,000 for the same period a year earlier. At March 31, 2000, after net losses and recoveries, the allowance for loan losses was $357,000 or 0.81% of total loans, compared to $336,000 or 0.87% at June 30, 1999.

Management considered the allowance for loan losses at March 31, 2000, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table compares activity in the allowance for loan losses for the nine months ended March 31, 2000 and 1999.

Balance, July 1, 1999      $336,235       Balance, July 1, 1998      $319,595
Provision for loan losses    39,000       Provision for loan losses    31,916
Recoveries                       --       Recoveries                       84
Loans charged off            18,442       Loans charged off            27,360
                           --------                                  --------
Balance, March 31, 2000    $356,793       Balance, March 31, 1999    $324,235
                           ========                                  ========


Total non-performing loans were $227,000 or 0.52% of total loans at March 31, 2000 compared to $79,000 or 0.20% of total loans at June 30, 1999. Real estate acquired through foreclosure totaled $6,000 at both March 31, 2000 and at June 30, 1999. No other repossessed assets existed at March 31, 2000 or at June 30, 1999. Total non-performing assets were $233,000 or .39% of assets at March 31, 2000.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At March 31, 2000 and June 30, 1999, cash and interest-bearing deposits totaled $3.9 million and $2.5 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $4.9 million at the end of the third quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $3.3 million of unused credit available from the FHLB. At March 31, 2000, borrowing from the FHLB totaled $15.7 million, a $2.5 million increase from nine months earlier.

At March 31, 2000, borrowings other than FHLB advances totaled $300,000. The Bank's service corporation, BSF, Inc., borrowed these funds for purposes of purchasing and making improvements to a large tract of land as part of its real estate development operations.

Shareholders' equity was $7.0 million or 11.7% of total assets at March 31, 2000, compared to $7.1 million and 13.4% of total assets at June 30, 1999. Book value at March 31, 2000 was $8.13 per share based on 862,900 outstanding shares. Book value per common share at June 30, 1999 was $8.04. All regulatory capital requirements for the Bank are currently met. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's federal thrift charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of March 31, 2000.

                                                                 Required For Adequate    Required To Be Well
                                                 Actual                 Capital*             Capitalized*
                                          ----------- ---------- ----------- ----------- ----------- ----------
                                            Amount      Ratio      Amount      Ratio       Amount      Ratio
                                          ----------- ---------- ----------- ----------- ----------- ----------

Total capital *(to risk weighted assets)     $6,636      18.8%     $2,831        8.0%        $3,540    10.0%

Tier 1 capital *(to risk weighted assets)     6,279      17.7%      1,416        4.0%         2,124     6.0%

Tier 1 capital *(to total assets)             6,279      10.7%      2,357        4.0%         2,946     5.0%

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

At December 31, 1999, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's MV would decrease 20.2% and 45.1% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to MV decreases of 6.1% and 22.3% for the same rate increases at December 31, 1998. The Bank's MV at December 31, 1999 would increase 3.3% and decrease by 3.5% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have decreased MV 10.3% and 17.0% respectively.

Presented below, as of December 31, 1999 and 1998, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                                December 31, 1999
                        Market Value Summary Performance

                                                          MV as % of
                                                       Present Value (PV)
  Change                   Market Value                    of Assets
 In Rates   $ Amount         $ Change    % Change    MV Ratio        Change
 --------   --------         --------    --------    --------        ------
             (Dollars in thousands)
 +400 bp*    $3,360         $(2,757)      (45.07)%      6.67%      (433) bp
 +200 bp      4,884          (1,234)      (20.17)       9.19       (181) bp
    0 bp                      6,117            0        0.00      11.00
 -200 bp      6,319             201         3.29       11.06          6  bp
 -400 bp      5,906            (211)       (3.45)      10.19        (81) bp
*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

    Pre-Shock MV Ratio:  MV as % of PV of Assets                        11.00%
    Exposure Measure:  Post-Shock MV Ratio                               9.19%
    Sensitivity Measure:  Change in MV Ratio                              181 bp


                                December 31, 1998
                        Market Value Summary Performance

                                                          MV as % of
                                                       Present Value (PV)
 Change              Market Value                          of Assets
 In Rates   $ Amount         $ Change    % Change     MV Ratio     Change
 --------   --------         --------    --------     --------     ------
             (Dollars in thousands)
 +400 bp*   $5,014          $(1,442)     (22.33)%      10.57%       (201) bp
 +200 bp     6,065             (391)      (6.06)       12.21         (37) bp
    0 bp                      6,456           0         0.00       12.58
 -200 bp     5,794             (662)     (10.26)       11.15        (143) bp
 -400 bp     5,361           (1,094)     (16.95)       10.16        (242) bp
*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

     Pre-Shock MV Ratio:  MV as % of PV of Assets                   12.58%
     Exposure Measure:  Post-Shock MV Ratio                         11.15%
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

         27.      Financial Data Schedule (filed electronically).

(b)      Reports on Form 8-K
         There were no reports on Form 8-K filed during the period ended March 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOME FINANCIAL BANCORP


Date:    May 12, 2000                      By:/s/ Kurt J. Meier
                                              ----------------------------
                                              Kurt J. Meier
                                              President and
                                              Chief Executive Officer




Date:    May 12, 2000                      By:/s/ Kurt D. Rosenberger
                                              ----------------------------
                                              Kurt D. Rosenberger
                                              Vice President and
                                              Chief Financial Officer