Form 10-K405
period 2000-06-30
HOME FINANCIAL BANCORP
filed 2000-09-01
CIK 1009242

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended June 30, 2000

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 21, 2000, was $3,675,975.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 21, 2000, was 852,100 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated in Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 46 Pages

                             HOME FINANCIAL BANCORP
                                    Form 10-K
                                      INDEX

                                                                            Page

Forward Looking Statements...................................................  3

PART I

Item  1.          Business...................................................  3
Item  2.          Properties................................................. 28
Item  3.          Legal Proceedings.......................................... 29
Item  4.          Submission of Matters to a Vote of Security Holders........ 29
Item  4.5.        Executive Officers of Registrant........................... 29
PART II

Item  5.          Market for Registrant's Common Equity and Related
                    Stockholder Matters...................................... 29
Item  6.          Selected Financial Data.................................... 31
Item  7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operation....................... 32
Item  7A.         Quantitative and Qualitative Disclosures About Market Risk. 43
Item  8.          Financial Statements and Supplementary Data................ 44
Item  9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................... 44
PART III

Item 10.          Directors and Executive Officers of Registrant............. 44
Item 11.          Executive Compensation..................................... 45
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management........................................... 45
Item 13.          Certain Relationships and Related Transactions............. 45

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K.............................................. 45
                  Signatures................................................. 46
                  Exhibit Index..............................................E-1

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

                                     PART I

Item 1.       Business.

General

         Home Financial Bancorp (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February, 1996, to become a bank holding company upon its acquisition of all the issued and outstanding capital stock of Owen Community Bank, s.b. (the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on July 1, 1996; therefore, historical financial and other data contained herein for periods prior to July 1, 1996 relate solely to the Bank, while historical financial and other data contained herein for the periods after July 1, 1996 relate to the Company. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of common stock of the Bank. The Bank was organized under the name Owen County Savings and Loan Association in 1911. In 1972, the Bank converted to a federally chartered savings and loan and changed its name to Owen County Federal Savings and Loan Association, and in 1989, the Bank converted to a federally chartered savings bank known as Owen Federal Savings Bank. In 1994, the Bank became an Indiana savings bank known as Owen Community Bank, s.b. As of May 1, 1999, the Bank converted back to a federal stock savings bank and the Company became a savings and loan holding company. The Bank's principal business consists of attracting deposits from the general public and originating long-term adjustable-rate loans secured primarily by first mortgage liens on one-to-four family real estate. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

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

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. One-to- four family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 50.8% of the Bank's total loan portfolio at June 30, 2000. The Bank also offers mobile home loans, multi-family mortgage loans, nonresidential real estate loans, Combo Loans and consumer loans. Mobile home loans and Combo Loans totaled approximately 2.9% and 14.2% of the Bank's total loan portfolio at June 30, 2000, respectively. Mortgage loans secured by multi-family properties and nonresidential real estate totaled approximately 2.2% and 25.8%, respectively, of the Bank's total loan portfolio at June 30, 2000. Consumer loans constituted approximately 3.6% of the Bank's total loan portfolio at June 30, 2000.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan costs and loans in process.

                                                                           At June 30,
                                          -----------------------------------------------------------------------------
                                                   2000                       1999                          1998
                                          ---------------------      ----------------------         -------------------
                                                       Percent                      Percent                     Percent
                                            Amount    of Total        Amount       of Total          Amount    of Total
                                          ---------   ---------      --------      --------         --------   --------
                                                                       (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential..........................   $23,494      50.76%        $20,952        53.46%         $19,563       56.76%
   Combo................................     6,584      14.23           5,331        13.60            4,666       13.52
   Nonresidential.......................    11,926      25.76           9,323        23.79            7,614       22.07
   Multi-family.........................     1,017       2.20           1,096         2.80              904        2.62
Mobile home loans.......................     1,322       2.86             950         2.43              831        2.43
Commercial and industrial loans.........       264       0.57             538         1.37              242        0.70
Consumer loans..........................     1,674       3.62             999         2.55              655        1.90
                                           -------     ------         -------       ------          -------      ------
     Gross loans receivable.............   $46,281     100.00%        $39,189       100.00%         $34,475      100.00%
                                           =======     ======         =======       ======          =======      ======

TYPE OF SECURITY
   Residential real estate..............   $23,494      50.76%        $20,952        53.46%         $19,563       56.76%
   Mobile home and land.................     6,584      14.23           5,331        13.60            4,666       13.52
   Nonresidental real estate............    11,926      25.76           9,323        23.79            7,614       22.07
   Multi-family real estate.............     1,017       2.20           1,096         2.80              904        2.62
   Mobile home..........................     1,322       2.86             950         2.43              831        2.43
   Deposits.............................       121       0.26             154         0.39              152         .44
   Other security.......................     1,817       3.93           1,383         3.53              745        2.16
                                           -------     ------         -------       ------          -------      ------
     Gross loans receivable.............    46,281     100.00          39,189       100.00           34,475      100.00

Deduct:

Allowance for loan losses...............       372       0.80             336         0.86              320        0.93
Loans in process and
   deferred loan costs..................       568       1.23             615         1.57              196        0.57
                                           -------     ------         -------       ------          -------      ------
   Net loans receivable.................   $45,341      97.97%        $38,238        97.57%         $33,959       98.50%
                                           =======      =====         =======        =====          =======       =====
Mortgage Loans:

   Adjustable-rate......................   $25,717      59.78%        $23,748        64.70%         $21,502       65.69%
   Fixed-rate...........................    17,304      40.22          12,954        35.30           11,245       34.31
                                           -------     ------         -------       ------          -------      ------
     Total..............................   $43,021     100.00%        $36,702       100.00%         $32,747      100.00%
                                           =======     ======         =======       ======          =======      ======

     The following table sets forth certain information at June 30, 2000, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                                         Due during years ended June 30,
                                         Balance    ---------------------------------------------------------------------
                                       Outstanding                                  2004     2006      2011       2016
                                       at June 30,                                   to       to        to        and
                                          2000        2001       2002      2003     2005     2010      2015     following
                                          ----        ----       ----      ----     ----     ----      ----     ---------
                                                                             (In thousands)
Mortgage loans:
   Residential.....................      $23,494     $  36       $112     $  50  $   539    $2,345   $3,412     $17,000
   Combo...........................        6,584        45         34         7       85       641    1,064       4,708
   Nonresidential..................       11,926         1        386         4    3,187       743    4,655       2,950
   Multi-family....................        1,017       ---        ---       ---       16       307      368         326
Mobile home loans..................        1,322       ---          7        46      145       254      382         488
Commercial and industrial loans....          264         5        223       ---      ---       ---       36         ---
Consumer loans.....................        1,674       848        122       160      367       137       40         ---
                                         -------      ----       ----      ----   ------    ------   ------     -------
     Total.........................      $46,281      $935       $884      $267   $4,339    $4,427   $9,957     $25,472
                                         =======      ====       ====      ====   ======    ======   ======     =======

         The following table sets forth, as of June 30, 2000, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                                 Due After June 30, 2001
                                     -------------------------------------------
                                     Fixed Rates    Variable Rates       Total
                                     -----------    --------------       -----
                                                    (In thousands)

Mortgage loans:
   Residential.....................   $11,653          $11,805          $23,458
   Combo...........................     3,909            2,630            6,539
   Nonresidential..................     1,468           10,457           11,925
   Multi-family....................       384              633            1,017
Mobile home loans..................     1,322              ---            1,322
Commercial and industrial loans....       259              ---              259
Consumer loans.....................       826              ---              826
                                      -------          -------          -------
     Total.........................   $19,821          $25,525          $45,346
                                      =======          =======          =======

         One-to-Four  Family   Residential  Loans.   Residential  loans  consist
primarily of one-to-four family loans.  Approximately $23.5 million, or 50.8% of the Bank's portfolio of loans at June 30, 2000,  consisted of one-to-four family residential  mortgage loans, of which  approximately 49.8% had adjustable rates.
Pursuant to federal  regulations,  such loans must require at least  semi-annual payments and be for a term of not more than 40 years,  and, if the interest rate is adjustable,  the rate must be correlated with changes in a readily verifiable index.

         The  Bank   currently   offers  three  (3)  types  of   adjustable-rate
one-to-four  family  residential  mortgage loans ("ARMs").  The Bank offers ARMs which adjust  annually  and are indexed to the Auction  Average of One Year U.S.
Treasury  Bills as published  monthly by the Federal  Reserve Board ("FRB") (the
"Average One Year  T-Bill").  The maximum rate  adjustment per year and over the life of the  loan  for the  Bank's  one-year  ARMs  are 1% to 1.5% and 4% to 5%, respectively. These ARMs are generally underwritten for terms of up to 25 years.
The Bank also  offers  three-year  and  five-year  ARMs which are indexed to the
National Average Contract Interest Rate for the Purchase of Previously  Occupied
Homes as published by the Federal Housing  Finance Board (the "National  Average
Contract Rate") and have maximum rate adjustments per adjustment period and over the life of the  loan of 3% and 5%,  respectively.  The  Bank's  three-year  and five-year ARMs are generally  underwritten for terms of up to 25 years. The Bank will not  generally  lend more than  $100,000  for any  residential  loan with a
Loan-to-Value Ratio of 90% or higher.

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

         The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period not to exceed 20 years. At June
30, 2000, 50.2% of the Bank's residential mortgage loans had fixed rates of interest.

         The Bank does not currently originate residential mortgage loans if the
Loan-to-Value  Ratio exceeds 90% and does not currently require private mortgage
insurance  on  its  residential   single-family   mortgage  loans.  The  maximum
Loan-to-Value  Ratio  for  non-owner  occupied  one-to-four  family  residential mortgage loans is 80%.

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

         At June 30, 2000, residential loans amounting to $388,000, or 0.84% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

         Combo Loans. At June 30, 2000, $6.6 million, or 14.2% of the Bank's total loan portfolio, consisted of Combo Loans, of which approximately 40.2% had adjustable rates. The Bank currently offers three (3) types of adjustable-rate


Combo Loans. The Bank's one-year  adjustable-rate Combo Loans are indexed to the
Average One Year T-Bill and have maximum rate  adjustments per year and over the life of the loan of 1.5% and 3%,  respectively.  The Bank also offers three-year and  five-year  adjustable-rate  Combo Loans  which are indexed to the  National
Average  Contract Rate and have maximum rate  adjustments per adjustment  period and over the life of the loan of 3% and 5%, respectively. The Bank's Combo Loans
are  generally   underwritten   for  terms  of  up  to  25  years.  The  maximum
Loan-to-Value Ratio for a Combo Loan is 90%.

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

         The Bank also offers fixed-rate Combo Loans with terms of 10 years, 15 years and 20 years. At June 30, 2000, 59.8% of the Bank's Combo Loans had fixed rates of interest.

         Mobile Home Loans. The Bank originates loans for the purchase of new and used mobile homes. At June 30, 2000, approximately $1.3 million, or 2.9% of the Bank's portfolio of loans, consisted of mobile home loans. The Bank's mobile home loans are fixed-rate loans with maximum terms of 15 years for new mobile homes and 10 years for previously owned mobile homes. The maximum Loan-to-Value
Ratio for mobile home loans is 90%.

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

         Mobile home lending entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than residential mortgage loans because of the type and nature of the collateral, and because such loans generally are made to borrowers with low income levels, and mobile homes tend to rapidly depreciate in value. In many cases, any repossessed collateral for a defaulting mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. One of the Bank's mobile home loans was included in non-performing assets at June 30, 2000.

         Nonresidential  Real Estate Loans. At June 30, 2000, $11.9 million,  or
25.8% of the Bank's total loan portfolio, consisted of nonresidential real estate loans, of which $849,000 constituted loans secured by unimproved land only. The nonresidential real estate loans included in the Bank's portfolio are primarily secured by real estate that includes a motel, a warehouse, a medical facility, a funeral home, several churches and three residential real estate development projects. At June 30, 2000, $3.2 million, or 26.8% of the Bank's nonresidential loan portfolio, was secured by real estate being developed for residential housing. At the same date, $523,000, or 4.4% of the Bank's nonresidential loan portfolio, was secured by churches. The Bank currently originates nonresidential real estate loans as one-year adjustable-rate and monthly floating-rate loans indexed to the prime rate with a margin of 1% to 3% above such index. In addition, the maximum rate adjustment per adjustment period and over the life of the loan is typically unrestricted. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. The largest nonresidential real estate loan on June 30, 2000 was $1.1 million, net of participation portion sold. None of the Bank's nonresidential real estate loans was included in non-performing assets at that date.

         Loans secured by nonresidential real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk.
Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate.

         Multi-Family Loans. Approximately $1.0 million, or 2.2% of the Bank's portfolio of loans at June 30, 2000, consisted of multi-family loans. The largest multi-family loan at June 30, 2000 had a balance of $483,000 and was secured by an apartment complex. All of the Bank's multi-family loans were fully performing as of June 30, 2000. The Bank's multi-family loans are written for maximum terms of 20 years, and the Bank does not originate multi-family loans if the Loan-to-Value Ratio exceeds 80%.

         Consumer  Loans.  The Bank's consumer  loans,  consisting  primarily of installment,  auto and share loans, aggregated $1.7 million as of June 30, 2000, or 3.6% of the Bank's total loan  portfolio.  The Bank  consistently  originates consumer  loans to meet the needs of its  customers and to assist in meeting its
asset/liability   management  goals.  All  of  the  Bank's  consumer  loans  are fixed-rate loans, and substantially all are secured loans.

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

         Consumer loans may entail greater credit risk than residential mortgage loans do,  particularly in the case of consumer loans which are unsecured or are secured  by  rapidly  depreciable  assets,  such as  automobiles.  Further,  any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the  outstanding  loan balance as a result of the greater
likelihood  of  damage,  loss  or  depreciation.   In  addition,  consumer  loan
collections are dependent on the borrower's continuing financial stability,  and thus  are  more  likely  to  be  affected  by  adverse  personal  circumstances.
Furthermore,  the  application  of various  federal  and state  laws,  including bankruptcy and  insolvency  laws, may limit the amount which can be recovered on such loans.  At June 30, 2000,  consumer loans amounting to $7,000 were included in non-performing  assets. See  "--Non-Performing and Problem Assets." There can
be no assurances,  however, that additional  delinquencies will not occur in the future.

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

         The Bank confines its loan origination activities primarily to Owen, Putnam and surrounding counties in Indiana. At June 30, 2000, no loans were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

         The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors. Mortgage loans up to $250,000 and mobile home loans may be approved by the Executive Committee. All mortgage loans for more than $250,000 must be approved in advance by the Board of Directors. Consumer loans up to $5,000 may be approved by the Bank's Senior Installment Loan Officer. Consumer loans for more than $5,000 must be approved by the Executive Committee.

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

         The Bank historically has sold  participations in its mortgage loans on a  limited  number  of  occasions  to ensure  compliance  with the  loans-to-one borrower restrictions.  See "Regulation -- Loans to One Borrower." The Bank also
occasionally   purchases   participations  in  nonresidential  real  estate  and
multi-family loans from other financial institutions. At June 30, 2000, the Bank had sold  participations  in a  non-residential  mortgage  loan in the amount of
$1,789,000.

         The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                            For the Year Ended
                                                                  June 30,
                                               -------------------------------------------
                                                  2000             1999              1998
                                                  ----             ----              ----
                                                              (In thousands)
Gross loans receivable
   at beginning of period...................... $39,189           $34,475          $34,777
                                                -------           -------          -------
Originations:
   Mortgage loans:
     Residential...............................   8,645             9,660            5,664
     Other.....................................   6,152             2,044              641
                                                -------           -------          -------
       Total mortgage loans....................  14,797            11,704            6,305
                                                -------           -------          -------
   Mobile home loans...........................     300               317              164
   Consumer loans:
     Installment...............................   1,545               810              793
     Share.....................................      27               101               97
                                                -------           -------          -------
       Total consumer loans....................   1,572               911              890
                                                -------           -------          -------
            Total originations.................  16,669            12,932            7,359
Purchases (sales) of participation loans.......  (2,363)              ---              ---
Repayments and other deductions................   7,214             8,218            7,661
                                                -------           -------          -------
   Gross loans receivable at end of period..... $46,281           $39,189          $34,475
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

         Mortgage-Backed Securities. At June 30, 2000, the Bank had $7.6 million of mortgage-backed securities outstanding, all of which were classified as available for sale and had a market value of $7.2 million. These fixed-rate mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities generally offer yields above those available for investments of comparable credit quality and duration.

         The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed securities at the dates indicated.

                                                                           At June 30,
                                          ------------------------------------------------------------------------
                                                 2000                        1999                      1998
                                          --------------------      --------------------      --------------------
                                          Amortized     Fair        Amortized      Fair       Amortized      Fair
                                             Cost       Value          Cost        Value         Cost        Value
                                          ---------     ------      ---------      -----      ---------      -----
                                                                         (In thousands)
     Total mortgage-backed
     securities............               $7,573      $7,247          $7,771      $7,570         $537         $543

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2000.

                                                            Amount at June 30, 2000, which matures in
                                          -------------------------------------------------------------------------
                                            Less than 1 year        Two through five years      Over five years
                                          --------------------      -----------------------   ---------------------
                                                      Weighted                   Weighted                  Weighted
                                          Amortized    Average      Amortized     Average     Amortized     Average
                                             Cost       Yield          Cost        Yield         Value       Yield
                                          ---------   --------      ---------    --------     ---------    --------
                                                                         (In thousands)
   Mortgage-backed securities
     available for sale....                  ---          ---            ---          ---        $7,573      6.9%


     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended June 30, 2000, 1999 and 1998.

                                            For the Year Ended June 30,
                                     -----------------------------------------
                                      2000             1999             1998
                                     ------            ------           ------
                                                  (In thousands)

Beginning balance.................   $7,570           $   543           $  793
Purchases.........................      825             8,600              ---
Sales  ...........................      ---               ---              ---
Monthly repayments................   (1,011)           (1,320)            (249)
Premium and discount
   amortization, net..............      (12)              (46)              (1)
Unrealized loss on securities
   available for sale.............     (125)             (207)             ---
                                     ------            ------           ------
Ending balance....................   $7,247            $7,570           $  543
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

         Non-performing assets. At June 30, 2000, $395,000, or 0.66% of the Company's total assets, were non-performing loans (loans delinquent more than 90 days and non-accruing loans) compared to $79,000, or 0.15%, of total assets at June 30, 1999. At June 30, 2000, residential loans and consumer loans accounted for 98.2% and 1.8%, respectively, of non-performing loans. There were no non-accruing investments at June 30, 2000. As of June 30, 2000, the Bank held $35,000 of Real Estate Owned ("REO") properties and no other repossessed properties.

         The table below sets forth the amounts and categories of the Bank's non-performing assets.

                                                     At June 30,
                                           ------------------------------
                                           2000         1999         1998
                                           -----       ------      -------
                                                   (In thousands)

Non-accruing loans (1)................     $395           $79         $279
Total non-performing assets...........      430            85          499
Non-performing loans to total loans...     0.86%         0.20%        0.81%
Non-performing assets to total assets.     0.72%         0.16%        1.17%
---------------
(1) The Bank generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At June 30, 2000, $388,000 of non-accruing loans were residential loans and $7,000 were consumer loans. Additional interest income that would have been recorded had income on non-accruing loans been considered collectible and accounted for in accordance with their original terms was $21,000 for the year ended June 30, 2000.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                       June 30,
                                 --------------------------------------------------------------------------------
                                          2000                           1999                      1998
                                 -------------------------    -------------------------   -----------------------
                                                   Percent                      Percent                    Percent
                                                  of total                     of total                   of total
                                 Number  Amount     loans     Number    Amount   loans    Number  Amount    loans
                                 ------  ------     -----     ------    ------   -----    ------  ------    -----
                                                                (Dollars in thousands)

Loans delinquent
   for (1):
     30-89 days..........           24  $  598      1.31%       25      $630     1.61%       12      $293   0.86%
     90 days and over....           13     395      0.86        10        79     0.20        11       279   0.81
                                    --  ------ --   ----        --      ----     ----        --      ----   ----
       Total delinquent
          loans..........           37  $  993 (2)  2.17%       35      $709     1.81%       23      $572   1.67%
                                    ==  ====== ==   ====        ==      ====     ====        ==      ====   ====

(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

(2) Of such amount, $899,000 consisted of residential real estate loans and $94,000 consisted of nonresidential real estate and consumer loans.

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

         At June 30, 2000, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:

                                                          At June 30, 2000
                                                          ----------------
                                                           (In thousands)

Substandard loans................................              $240
Doubtful loans...................................                89
Loss loans.......................................               ---
Special mention loans............................               555
                                                               ----
   Total classified loans........................              $884
                                                               ====
General loss allowances..........................              $372
Specific loss allowances.........................               ---
                                                               ----
   Total allowances..............................              $372
                                                               ====

     The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb anticipated future losses from loans at June 30, 2000. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended June 30, 2000.

                                                                           Year Ended June 30,
                                                   ------------------------------------------------------------------
                                                   2000           1999            1998            1997           1996
                                                   ----           -----           ----            ----          -----
                                                                         (Dollars in thousands)
Balance of allowance at beginning
   of period................................       $336           $320            $231            $150          $   57
                                                   ----           ----            ----            ----            ----
Less charge offs:
Mortgage loans..............................        ---            (26)             (6)            ---             ---
Consumer loans..............................        (18)            (2)             (7)             (4)             (1)
Add recoveries:
Consumer loans..............................        ---            ---             ---             ---             ---
                                                   ----           ----            ----            ----            ----
Net (charge-offs) recoveries................        (18)           (28)            (13)             (4)             (1)
Provisions for losses on loans..............         54             44             102              85              94
                                                   ----           ----            ----            ----            ----
Balance of allowance at end of period.......       $372           $336            $320            $231            $150
                                                   ====           ====            ====            ====            ====
Net charge-offs to total average
   loans receivable for period..............       0.04%          0.08%           0.04%            0.01%           --- %
Allowance at end of period to
   net loans receivable at end
   of period (1)............................        0.81          0.88            0.94              0.67           0.55
Allowance to total non-performing
   loans at end of period...................       94.18        425.32          114.70             41.10          41.78

------------
(1)  Total loans less net loans in process and deferred loan costs.

   Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                                        At June 30,
                                     ---------------------------------------------------------------------------------
                                            2000                            1999                         1998
                                     --------------------           --------------------          --------------------
                                                  Percent                        Percent                        Percent
                                                 of loans                       of loans                       of loans
                                                  in each                        in each                        in each
                                                 category                       category                       category
                                                 of total                       of total                       of total
                                     Amount        loans            Amount        loans           Amount         loans
                                     ------        -----            ------        -----           ------         -----
                                                                  (Dollars in thousands)

Balance at end of period
   applicable to:
Residential.........................   $113         50.76%          $  45         53.46%           $  35        56.76%
Combo...............................     13         14.23              30         13.60               33        13.52
Nonresidential......................    105         25.76              45         23.79               32        22.07
Multi-family........................      2          2.20              20          2.80               12         2.62
Mobile home loans...................     11          2.86              45          2.43               35         2.43
Commercial and industrial
   loans............................      2          0.57              15          1.37                6         0.70
Consumer loans......................     30          3.62              25          2.55               19         1.90
Unallocated.........................     96           ---             111           ---              148          ---
                                       ----        ------            ----        ------             ----       ------
     Total..........................   $372        100.00%           $336        100.00%            $320       100.00%
                                       ====        ======            ====        ======             ====       ======


Investments and FHLB Stock

         The Company's investment portfolio (excluding mortgage-backed securities) consists of U.S. government agency securities, equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 2000, approximately $1.6 million, or 2.6% of the Company's total assets, consisted of such investments. All of the Company's securities, except for FHLB stock, were classified as available for sale at June 30, 2000.

         The following table sets forth the amortized cost and fair value of the Company's investments at the dates indicated.

                                                                           At June 30,
                                                ---------------------------------------------------------------
                                                        2000                  1999                  1998
                                                -------------------   -------------------   -------------------
                                                Amortized     Fair    Amortized     Fair    Amortized     Fair
                                                   Cost       Value      Cost       Value      Cost       Value
                                                ---------   -------   ---------     -----   ---------     -----
                                                                          (In thousands)

Securities available for sale (1):
   Federal agencies.........................   $    ---    $   ---       $100       $101       $100       $103
   Marketable equity securities.............        719        465        813        617      1,320      1,272
                                                 ------     ------     ------     ------     ------     ------
     Total securities
       available for sale...................        719        465        913        718      1,420      1,375
                                                 ------     ------     ------     ------     ------     ------
FHLB stock (2)..............................        835        835        660        660        500        500
                                                 ------     ------     ------     ------     ------     ------
     Total investments......................     $1,554     $1,300     $1,573     $1,378     $1,920     $1,875
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

     An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 2000, is as follows:

                                                           Minimum         Balance at                          Weighted
                                                           Opening          June 30,           % of             Average
Type of Account                                            Balance            2000           Deposits            Rate
---------------                                            --------        ----------        --------          --------
                                                                              (Dollars in thousands)
Withdrawable:
   Savings accounts..................................      $    10           $3,523            9.14%             2.52%
   Money market accounts.............................        5,000              287            0.74              4.25%
   NOW and other transaction accounts................           50            3,645            9.46              1.64%
                                                                             ------           -----
     Total withdrawable..............................                        $7,455           19.34%             2.17%
                                                                             ------           -----
Certificates (original terms):
   91 days...........................................        1,000            1,316            3.41              4.57%
   6 months..........................................        1,000            4,014           10.41              6.86%
   12 months.........................................        1,000           12,681           32.90              6.00%
   18 months.........................................          500              712            1.85              6.95%
   24 months.........................................        1,000            6,507           16.88              5.81%
   30 months.........................................        1,000            1,118            2.90              5.28%
   36 months.........................................        1,000              214            0.56              5.31%
   48 months.........................................        1,000              545            1.41              5.60%
   60 months.........................................        1,000            3,649            9.47              5.81%
IRAs (original terms):
   12 months.........................................        1,000               99            0.26              5.79%
   36 months.........................................        1,000              174            0.45              6.20%
   60 months.........................................        1,000               58            0.16              5.18%
                                                                            -------          ------
     Total certificates and IRAs.....................                        31,087           80.66              5.97%
                                                                            -------          ------
     Total deposits..................................                       $38,542          100.00%             5.23%
                                                                            =======          ======              ====

         The following table sets forth by various interest rate categories the composition of time deposits of the Bank's at the dates indicated:

                                           Year Ended June 30,
                            ---------------------------------------------
                               2000               1999            1998
                            ----------         ----------       ---------
                                             (In thousands)

4.00% and under..........    $   ---             $   ---         $     65
4.01 - 6.00 %............     17,312              19,682           14,971
6.01 - 8.00%.............     13,775               4,185            4,020
                             -------             -------          -------
Total  ..................    $31,087             $23,867          $19,056
                             =======             =======          =======

         The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 2000, and the total amount maturing thereafter. Matured certificates which have not been renewed as of June 30, 2000, have been allocated based upon certain rollover assumptions:

                                                  Amounts At
                                          June 30, 2000, Maturing in
                              -----------------------------------------------
                              One Year        Two        Three   Greater Than
                               or Less       Years       Years    Three Years
                               -------       -----       -----    -----------
                                             (In thousands)

4.00% and under..........      $   ---      $  ---       $  ---      $  ---
4.01 - 6.00 %............       10,133       4,224          922       2,032
6.01-8.00%...............       10,563       2,569          366         278
                               -------      ------       ------      ------
Total  ..................      $20,696      $6,793       $1,288      $2,310
                               =======      ======       ======      ======

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000.

                 Maturity                          (In thousands)
          ----------------------                   --------------
          Three months or less..................       $1,951
          Greater than three months
               through six months...............        2,392
          Greater than six months
               through twelve months............        3,128
          Over twelve months....................        2,145
                                                       ------
               Total............................       $9,616
                                                       ======


         The following table sets forth the dollar amount of savings deposits in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                          Deposit Activity
                                        ------------------------------------------------------------------------
                                                              Increase                       Increase
                                                             (Decrease)                     (Decrease)
                                        Balance at              from   Balance at              from   Balance at
                                         June 30,     % of    June 30,  June 30,     % of    June 30,  June 30,    % of
                                           2000     Deposits    1999      1999     Deposits    1998      1998    Deposits
                                        ---------------------------------------------------------------------------------
                                                                           (Dollars in thousands)

Withdrawable:
   Savings accounts.....................    $3,523    9.14% $    (259)$   3,782      11.58%     $511   $3,271       12.28%
   Money market accounts................       287    0.74     (1,428)    1,715       5.25       203    1,512        5.67
   NOW accounts and
     other transaction accounts.........     3,645    9.46        352     3,293      10.08       483    2,810       10.54
                                           -------  ------     ------   -------     ------    ------  -------      ------
     Total withdrawable.................     7,455   19.34     (1,335)    8,790      26.91     1,197    7,593       28.49
Certificates (original terms):
   91 days..............................     1,316    3.41      1,123       193       0.59        61      132        0.50
   6 months.............................     4,014   10.41      3,096       918       2.81       209      709        2.66
   12 months............................    12,681   32.90        865    11,816      36.18     4,625    7,191       26.98
   18 months............................       712    1.85        712       ---         ---      ---      ---          ---
   24 months............................     6,507   16.88      3,596     2,911       8.91       547    2,364        8.87
   30 months............................     1,118    2.90     (1,454)    2,572       7.88      (251)   2,823       10.59
   36 months............................       214    0.56       (202)      416       1.27        11      405        1.52
   48 months............................       545    1.41       (126)      671       2.06       (50)     721        2.71
   60 months............................     3,649    9.47       (368)    4,017      12.30      (609)   4,626       17.36
IRAs (original terms):
   12 months............................        99    0.26       (166)      265       0.81       193       72        0.27
   36 months............................       174    0.45        166         8       0.02         1        7        0.03
   60 months............................        58    0.16        (22)       80       0.25        74        6        0.02
                                           -------  ------     ------   -------     ------    ------  -------      ------
     Total certificates and IRAs........    31,087   80.66      7,220    23,867      73.08     4,811   19,056       71.51
                                           -------  ------     ------   -------     ------    ------  -------      ------
       Total deposits...................   $38,542  100.00%    $5,885   $32,657     100.00%   $6,008  $26,649      100.00%
                                           =======  ======     ======   =======     ======    ======  =======      ======


         Borrowings. The Bank focuses on generating loans by utilizing the best source of funding from deposits, investments or borrowings. At June 30, 2000, the Bank had $13.2 million in borrowings from the FHLB of Indianapolis, which mature on various dates primarily during the years 2000 through 2005 and have interest rates ranging from 5.17% to 6.90%. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. The Bank had $34.9 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 2000. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by 160% of eligible assets. Therefore, the Bank's eligible collateral would have supported approximately $21.8 million in advances from the FHLB of Indianapolis as of June 30, 2000. However, the Bank's Board of Directors has by resolution limited the amount of authorized borrowings to $19.0 million at June 30, 2000.

         The following table presents certain information relating to the Bank's FHLB borrowings for the years ended June 30, 2000, 1999 and 1998.

                                                    At or for the Year
                                                      Ended June 30,
                                           ------------------------------------
                                             2000          1999          1998
                                           -------       ---------      -------
                                            (Dollars in thousands)

FHLB Advances:
   Average balance outstanding............ $14,325        $10,242      $ 8,592
   Maximum amount outstanding at any
     month-end during the period..........  16,700         13,200       10,000
   Weighted average interest rate
     during the period....................    5.85%          5.83%        6.16%
   Weighted average interest rate
     at end of period.....................    5.91%          5.61%        6.01%

Service Corporation Subsidiary

         BSF, Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in the purchasing and developing of large tracts of real estate. After land was acquired, BSF subdivided the real estate into lots, made improvements such as streets and sold individual lots, usually on contract. Each subdivision has separate restrictive covenants, but most permit mobile or modular homes. As of June 30, 2000, outstanding contracts on BSF subdivision lots were:

     Name of Subdivision                 Number of Contracts   Contract Balance
     -------------------                 -------------------   ----------------
     Hancock Corner                               1                $  20,237
     10 O'Clock Line                              3                   37,658
     Greene Woods                                 1                    6,705
     Autumn Hills                                 9                  101,583
     Coon Path                                    2                   17,977
     Purchased contracts                          1                    2,948
                                                 --                 --------
          Total outstanding contracts            17                 $187,108
                                                 ==                 ========

         Additionally, at June 30, 2000, BSF had three unsold lots in Coon Path, with a sale price of $32,400 and cost of $15,663.

         BSF has been developing Hancock Corner as a subdivision to accommodate modular homes. As of June 30, 2000, BSF had sold two lots with a sale price of $45,000 and a cost of $26,000. Additionally, BSF had 28 tracts of ground in inventory with a price of $730,000 and a cost of $353,000.

         BSF held title to three commercial lots in Cloverdale with a cost of $135,000 and a listed price of $200,000. While awaiting sale of this real estate, it is rented for commercial use.

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

                  Frank R. Stewart                     President
                  Robert W. Raper                      Vice President
                  Charles W. Chambers                  Secretary and Treasurer

         At June 30, 2000, the Bank's aggregate investment in BSF was $315,000. The consolidated statements of income of the Bank and its subsidiary included elsewhere herein include the operations of BSF. All significant intercompany balances and transactions have been eliminated in the consolidation.

         The following are a condensed balance sheet for BSF at June 30, 2000, 1999 and 1998, and a condensed income statement for BSF for the years ended June 30, 2000, 1999 and 1998.

                                                                Condensed Balance Sheet
                                                                       June 30,
                                                   ---------------------------------------------
                                                   2000                  1999               1998
                                                   ----                  ----               ----
                                                                    (In thousands)
Assets:
   Cash.................................           $  4                $   72              $   14
   Investment securities................            ---                   ---                  85
   Loans, net...........................            187                   223                 329
   Land acquired for development........            440                    20                  21
                                                   ----                  ----                ----
       Total assets.....................           $631                  $315                $449
                                                   ====                  ====                ====
Liabilities:
   Borrowings...........................           $300                $  ---              $  ---
   Other liabilities....................             16                    10                  10
                                                   ----                  ----                ----
       Total liabilities................            316                    10                  10
Equity Capital..........................            315                   305                 439
                                                   ----                  ----                ----
       Total liabilities and
         equity capital.................           $631                  $315                $449
                                                   ====                  ====                ====

                                                              Condensed Income Statement
                                                                       June 30,
                                                   ---------------------------------------------
                                                   2000                  1999               1998
                                                   ----                  ----               ----
                                                                    (In thousands)

Interest income.........................          $  25                   $35               $  39
Interest expense........................             20                   ---                 ---
                                                   ----                  ----                ----
   Net interest income..................              5                    35                  39
                                                   ----                  ----                ----
Income from sale of real estate.........             25                     6                   7
                                                   ----                  ----                ----
Non-interest expense:
   Salaries and employee benefits.......              5                     5                   4
   Printing and office supplies.........              1                     1                 ---
   Other expenses.......................              8                     8                   7
                                                   ----                  ----                ----
       Total non-interest expense.......             14                    14                  11
                                                   ----                  ----                ----
Income before income tax................             16                    27                  35
   Income tax expense...................              6                    11                  14
                                                   ----                  ----                ----
       Net income.......................           $ 10                  $ 16               $  21
                                                   ====                  ====               =====


Income Tax Credits

         The Company's subsidiary Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of a low income housing project. The project, Cunot Apartments, L.P., is a 24-unit apartment complex for senior living. The Bank purchased a 99% limited partnership interest for $696,000. Funds were dispersed by installments during project construction, which was completed during July 1999. The Bank's investment in the project is eligible for income tax credits over the fifteen-year life of the Agreement.

         As of June 30, 2000, the total capitalized building, land and organizational costs for the project were $1,452,018. The Bank's share of net operating losses from the project during the year was $34,000, reducing its net investment to $662,000 at June 30, 2000. Income tax credits related to this investment reduced the Company's federal income tax expense by $108,000 in fiscal year 2000.

         On April 25, 2000, the Cunot Apartments sustained severe fire damage to one of three buildings in the 24-unit complex. The project's general partner has taken steps necessary to begin reconstructing the eight-unit building with insurance proceeds. Management has been advised that future tax credits, estimated at approximately $108,000 annually, will not be adversely affected by the fire damaged property, provided the structure is rebuilt and achieves acceptable occupancy prior to June 30, 2001.

Employees

         As of June 30, 2000, the Company employed 23 persons on a full-time basis and five persons on a part-time basis. None of the Company's employees is represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

                                   REGULATION

General

         The Bank, as a federally chartered savings bank, is a member of the Federal Home Loan Bank System ("FHLB System"), its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is a member of the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. The Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it engages in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size and condition and the complexity of its operations. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 2000, was $10,331.

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

         The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") on November 12, 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company to file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "--Qualified Thrift Lender." At June 30, 2000, the Bank's asset composition exceeded that required to qualify the Bank as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its member savings associations and other financial institutions within its assigned region. It is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

         Prior to the enactment of the GLB Act, a federal savings association was required to become a member of the FHLB for the district in which the thrift is located. The GLB Act abolished this requirement, effective six months following the enactment of the statute. At that time, membership with the FHLB became voluntary. Any savings association that chooses to become (or remain) a member of the FHLB following the expiration of this six-month period must qualify for membership under the criteria that existed prior to the enactment of the GLB Act. The Bank currently intends to remain a member of the FHLB of Indianapolis. See "Forward Looking Statements."

         As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. The Bank is currently in compliance with this requirement. At June 30, 2000, the Bank's investment in stock of the FHLB of Indianapolis was $835,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         All twelve FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 2000, dividends paid by FHLB to the Bank totaled $63,000, for an annual rate of 8.01%.

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

         In 1996, legislation was enacted which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Bank recognized this one-time assessment as a non-recurring operating expense of $142,000 ($86,000 after tax) during the three-month period ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to .06% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). Although Congress has considered merging the SAIF and the BIF, until such a merger occurs, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTC recently amended this requirement to require a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for other savings associations. This amendment became effective April 1, 1999. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusive agency activities for its customers or mortgage banking subsidiaries). At June 30, 2000, the Bank was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, the Bank nevertheless measures its interest rate risk in conformity with the OTS regulation. As of June 30, 2000, the Bank's interest rate risk was considered "moderate" within the parameters set forth in the regulation.

         If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 2000, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Capital Distributions Regulation

         The OTS adopted a regulation, which became effective on April 1, 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the requirement under the previous regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At June 30, 2000, the Bank's retained net income standard was $524,000. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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

Loans to One Borrower

         Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 2000, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

Transactions with Affiliates

         The Bank and Holding Company are subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and their directors, executive officers and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

         The shares of Common Stock of the Holding Company are registered with the SEC under the Securities and Exchange Act of 1934, as amended (the "1934 Act"). As a result, the Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Holding Company has fewer than 300 shareholders, it may deregister the shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the Securities and Exchange Act of 1933 (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including conditions that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

         At June 30, 2000, 91.6% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

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

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss. 7701(a)(19) of the Code or the asset composition test of ss. 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state- chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

                                    TAXATION

Federal Taxation

         Historically, savings banks have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is not able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank will be required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Internal Revenue Code of 1986, as amended (the "Code"); or (ii) the Bank pays out excess dividends or distributions.

         Depending on the composition of its items of income and expense, the Company may be subject to the alternative minimum tax. The Company must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years. In addition, there is a small business exception which currently, and in the immediate future, applies to the Company. Due to this exception, the Company is not subject to the alternative minimum tax.

         For federal income tax purposes, the Company has been reporting its income and expenses on the accrual method of accounting. The Company's federal income tax returns have not been audited in recent years. State Taxation

         The Company is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required addback of interest that is tax-free for federal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         The Company's state income tax returns have not been audited in recent years.

Item 2.  Properties.

         The Company conducts business from its main office at 279 East Morgan Street, Spencer, Indiana 47460, and its branch office at 102 South Main Street, Cloverdale, Indiana 46120. The Company owns both of its offices.

         The following table provides certain information with respect to the Company's offices as of June 30, 2000:

                                                      Net Book Value
                                                       of Property,  Approximate
                         Owned or   Year      Total     Furniture &     Square
Description and Address   Leased   Opened   Deposits     Fixtures       Footage
-----------------------   ------   ------   --------     --------   ------------
                                       (Dollars in thousands)
279 East Morgan Street     Owned    1987     $32,516      $1,043        11,300
Spencer, IN  47460
(including annex)

102 South Main Street      Owned    1998     $6,026        $878          6,000
Cloverdale, IN  46120

         The Cloverdale, Indiana branch office opened for business on October 1, 1998.

         As of June 30, 2000, the Bank also owned a parcel of real estate located across the street from its Spencer office that is used for employee parking.

         The Company owns computer and data processing equipment that is used for transaction processing, loan origination, and accounting.

         The Bank has also contracted for the data processing and reporting services of On-Line Financial Services, Inc. in Oak Brook, Illinois, which was acquired in April 1999 by GFS Holdings Co. The cost of these data processing services was approximately $9,000 per month for the twelve months ended June 30, 2000.

Item 3.       Legal Proceedings.

         Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business. Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 2000.

Item 4.5.  Executive Officers of the Registrant.

         Presented below is certain information regarding the executive officers of the Holding Company:

       Name                    Position
       -------------------     --------------
       Kurt J. Meier           President, Chief Executive Officer and Treasurer
       Kurt D. Rosenberger     Vice President and Chief Financial Officer
       Charles W. Chambers     Secretary

         Kurt J. Meier (age 50) is President, Chief Executive Officer and Treasurer of the Holding Company. Mr. Meier has also served as President of the Bank since 1994. Theretofore, he served as Managing Officer of the Bank from 1990 to 1994.

         Kurt D. Rosenberger (age 41) is Vice President and Chief Financial Officer of the Holding Company. Mr. Rosenberger has also served as Vice President of the Bank since 1994. Theretofore, he served as Senior Financial Analyst for the Office of Thrift Supervision in Indianapolis, Indiana, from 1990 to 1994.

         Charles W. Chambers (age 85) is Secretary of the Holding Company. Mr. Chambers has also served as a Staff Appraiser of the Bank from 1991 to 1996 and as Secretary of the Bank since 1990.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), SmallCap Market, under the symbol "HWEN." As of August 21, 2000, there were 262 registered holders of the Holding Company's Common Stock. Management estimates at least 200 additional stockholders held shares in broker accounts on August 21, 2000.

         The following table sets forth the high and low bid prices and dividends paid per share of Common Stock for the quarters indicated. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Quarter Ended           High Bid        Low Bid   Dividends Declared
         --------------------------------------------------------------------
         September 30, 1998    $ 9             $ 7  5/8      $   0.025
         December 31, 1998       7 7/8           6  1/2          0.030
         March 31, 1999          8               7               0.030
         June 30, 1999           7 7/8           7               0.030

         September 30, 1999      8               6  7/8          0.030
         December 31, 1999       7 1/8           6  1/8          0.030
         March 31, 2000          6 3/4           5  1/16         0.030
         June 30, 2000           6 1/4           5  3/16         0.030

Stockholder Matters

         The book value of HFB Common Stock was $8.38 at June 30, 2000. On this same date, the price of HFB Common Stock was $5.69 per share, representing a 67.9% price-to-book value ratio. For the year ended June 30, 2000, quarterly dividends totaling $.12 per share were paid to shareholders.

         The Company repurchased and retired 28,800 shares of its Common Stock at an average cost of $6.35 per share during fiscal year 2000. As of June 30, 2000, the Company had purchased a total of 154,452, or 15.3% of the total number of Common Stock shares originally offered to the public. Further, on May 25, 2000, the Company announced its third consecutive repurchase initiative. The Company plans additional purchases, from time to time, on the open market up to 43,000, or approximately 5% of the Corporation's outstanding shares on the date of the announcement. At June 30, 2000, there were 857,400 shares of Common Stock outstanding.

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

Item 6.       Selected Financial Data.

         The following selected consolidated financial data of the Company is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Annual Report.

At  June 30                                            2000          1999         1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Summary of Financial Condition:
Total assets.......................................   $59,451       $53,136      $42,560      $42,508       $39,426
Loans receivable, net..............................    45,341        38,238       33,959       34,117        27,125
Cash and cash equivalents..........................     1,716         2,475        3,802        4,184         5,721
Securities available for sale......................     7,712         8,288        1,918        2,102         4,901
Securities held to maturity........................       ---           ---          ---          ---           ---
Deposits...........................................    38,542        32,657       26,649       26,157        28,726
Federal Home Loan Bank advances
   and other borrowings............................    13,500        13,200        8,200        9,000         7,200
Stockholders' equity...............................     7,182         7,123        7,506        7,197         3,410

Year Ended June 30                                       2000          1999         1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Summary of Operating Results:
Interest and dividend income.....................      $4,773        $3,883       $3,690       $3,397        $2,955
Interest expense.................................       2,577         2,032        1,812        1,703         1,593
                                                       ------        ------       ------       ------        ------
   Net interest income...........................       2,196         1,851        1,878        1,694         1,362
Provision for loan losses........................          54            44          102           85            94
                                                       ------        ------       ------       ------        ------
   Net interest income after provision for
        loan losses..............................       2,142         1,807        1,776        1,609         1,268
                                                       ------        ------       ------       ------        ------
Other income:
   Service charges on deposit accounts...........         151            84           55           43            37
   Gain on sale of real estate acquired
        for development..........................          25             6            7           31            57
   Net realized gain on sales of available
       for sale securities ......................         (18)            3          141           37           ---
   Loss on low-income housing investment.........         (34)          ---          ---          ---           ---
   Other.........................................          30            32           64           53            47
                                                       ------        ------       ------       ------        ------
      Total other income.........................         154           125          267          164           141
                                                       ------        ------       ------       ------        ------
Other expenses:
   Salaries and employee benefits................         924           819          723          521           374
   Net occupancy expense.........................         145           110           85           71            67
   Equipment expense.............................         139           115           58           61            55
   Deposit insurance expense.....................          13            17           16          165            54
   Computer processing expense...................         185           152          120           95            75
   Printing and office supplies..................          43            65           41           38            33
   Advertising...................................          46            60           47           34            24
   Legal and professional fees...................         137           105          123          172            47
   Directors and committee fees..................          57            56           43           42            41
   Other.........................................         204           190          188          169           155
                                                       ------        ------       ------       ------        ------
        Total other expenses.....................       1,893         1,689        1,444        1,368           925
                                                       ------        ------       ------       ------        ------
Income before income tax.........................         403           243          599          405           484
Income tax expense...............................          54            99          206          153           196
                                                       ------        ------       ------       ------        ------
   Net income....................................        $349          $144       $  393      $   252       $   288
                                                       ======        ======       ======       ======        ======

Year Ended June 30                                       2000          1999         1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Supplemental Data (1):
Basic earnings per share.........................      $  .44          $.18      $   .47     $    .27           ---
Diluted earnings per share.......................         .44           .18          .47          .27           ---
Book value per common share at end of year.......        8.38          8.04         8.08         7.66           ---
Dividends per share..............................         .12           .12          .10          .08           ---
Dividend payout ratio............................       27.27%        66.67%       21.28%       29.63%          ---
Return on assets (2) ............................        0.61          0.30          .93          .63           .84%
Return on equity (3).............................        4.92          1.99         5.34         3.31          8.71
Interest rate spread (4) ........................        3.62          3.61         3.87         3.56          3.78
Net yield on interest-earning assets (5).........        4.06          4.17         4.65         4.41          4.13
Other expenses to average assets ................        3.30          3.52         3.42         3.40          2.70
Net interest income to other expenses............        1.16x         1.10x        1.30x        1.24x         1.47x
Equity-to-assets (6).............................       12.08%        13.41%       17.66%       16.93%         8.65%
Average equity to average total assets...........       12.37         15.08        17.42        18.90          9.64
Average interest-earning assets to average
   interest-bearing liabilities..................        1.09x         1.13x        1.17x        1.19x         1.07x
Non-performing assets to total assets............         .72%          .16%        1.17%        1.76%         1.03%
Non-performing loans to total loans..............         .86           .20          .81         1.65          1.32
Loan loss allowance to total loans, net..........         .81           .88          .94          .68           .55
Loan loss allowance to non-performing loans......       94.18        425.32       114.70        41.10         41.78
Net charge-offs to average loans ................         .04           .08          .04          .01             *

(1) All per share amounts have been restated to reflect a 2-for-1 stock split effective January 6, 1998.

(2)      Net income divided by average total assets.

(3)      Net income divided by average total equity.

(4) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated.

(5)      Net interest income divided by average interest-earning assets.

(6)      Total equity divided by total assets.

*    Less than .01%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Holding Company was formed as an Indiana corporation on February 21, 1996, for the purpose of issuing its common stock, without par value (the "Common Stock") and owning all of the outstanding common stock of the Bank to be issued in the Conversion as a unitary bank holding company. As a newly formed corporation, the Holding Company has no operating history prior to July 1, 1996.

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

         The Company is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities and level of personal income and savings within the Bank's market. In addition, deposit growth is affected by how customers perceive the stability of the financial services industry amid various current events such as regulatory changes, failures of other financial institutions and financing of the deposit insurance fund. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities of the Company include deposits, payments on loans, borrowings and income provided from operations.

                      Average Balance Sheet/Yield Analysis

Year Ended June 30,                            2000                        1999                          1998
------------------------------------------------------------------------------------------------------------------------
                                    Average             Yield/    Average           Yield/     Average            Yield/
                                    Balance  Interest    Cost     Balance Interest   Cost      Balance  Interest   Cost
                                    ------------------------------------------------------------------------------------
(Dollars in thousands)
Assets:
Interest-earning assets:
   Interest-earning deposits....... $2,580   $   157     6.09%$   3,242  $   157     4.84%  $  3,214  $    177      5.51%
   Investment securities (1).......  8,435       530     6.28%    6,022      335     5.55%     2,318       167      7.20%
   Loans receivable (2)............ 42,243     4,023     9.52%   34,547    3,346     9.69%    34,366     3,306      9.62%
   Stock in FHLB of Indianapolis...    787        63     8.01%      562       45     8.01%       500        40      8.00%
                                    ------     -----             ------    -----              ------     -----
     Total interest-earning assets. 54,045     4,773     8.83%   44,373    3,883     8.75%    40,398     3,690      9.13%
                                               -----                       -----                         -----
Non-interest earning assets, net of
   allowance for loan
   losses and including
   unrealized gain (loss)
   on securities
   available for sale..............  3,289                        3,676                        1,860
                                   -------                      -------                      -------
     Total assets..................$57,334                      $48,049                      $42,258
                                   =======                      =======                      =======
Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Savings accounts................$ 3,837       101     2.63% $  3,559       97     2.73%    $3,399       103      3.03%
   NOW accounts....................  3,596        85     2.36%    4,402      123     2.79%     3,998       124      3.10%
   Certificates of deposit......... 27,502     1,533     5.57%   21,364    1,215     5.69%    18,482     1,056      5.71%
   FHLB advances................... 14,325       838     5.85%   10,242      597     5.83%     8,592       529      6.16%
   Other borrowings................    240        20     8.33%      ---      ---      ---        ---       ---       ---
                                    ------     -----             ------    -----              ------     -----
     Total interest-bearing
        liabilities...............  49,500     2,577     5.21%   39,567    2,032     5.14%    34,471     1,812      5.26%
                                               -----                       -----                         -----
Other liabilities..................    743                        1,237                          426
                                   -------                      -------                      -------
     Total liabilities............. 50,243                       40,804                       34,897
                                   -------                      -------                      -------
Stockholders' equity...............  7,423                        7,376                        7,316
Net unrealized gain/(loss)
   on securities
   available for sale..............   (332)                        (131)                          45
                                   -------                      -------                      -------
     Total stockholders' equity....  7,091                        7,245                        7,361
                                   -------                      -------                      -------
     Total liabilities and
         stockholders' equity......$57,334                      $48,049                      $42,258
                                   =======                      =======                      =======
Net interest-earning assets........$ 4,545                    $   4,806                     $  5,927
                                   =======                    =========                     ========
Net interest income................         $  2,196                         $1, 851                   $ 1,878
                                            ========                         === ===                   =======
Interest rate spread...............                       3.62%                      3.61%                          3.87%
Net yield on weighted average
   interest-earning assets.........                       4.06%                      4.17%                          4.65%
Average interest-earning assets to
   average interest-bearing
   liabilities..................... 109.18%                      112.97%                      117.19%

(1) Yields for mortgage-backed securities and other investments available for sale are computed based upon amortized cost.

(2)      Non-accruing loans have been included in average balances.

         In the foregoing table, no adjustment of interest on tax-exempt securities to a tax-equivalent basis was made since the adjustment was less than $10,000 in each period presented.

                          INTEREST RATE SPREAD ANALYSIS

                                                                     Year Ended June 30,
                                             At June 30,   -------------------------------------
                                                2000         2000           1999           1998
------------------------------------------------------------------------------------------------

Weighted average interest rate earned on:

   Interest-earning deposits.................   6.07%        6.09%           4.84%          5.51%
   Investment securities.....................   6.43         6.28            5.55           7.20
   Loans receivable..........................   9.76         9.52            9.69           9.62
   Stock in FHLB of Indianapolis.............   8.00         8.01            8.01           8.00
     Total interest-earning assets...........   9.19         8.83            8.75           9.13

Weighted average interest rate cost of:

   Savings accounts..........................   2.52         2.63            2.73           3.03
   NOW and money market accounts.............   2.20         2.36            2.79           3.10
   Certificates of deposit...................   5.97         5.57            5.69           5.71
   FHLB advances and other borrowings........   5.97         5.92            5.83           6.16
     Total interest-bearing liabilities......   5.50         5.21            5.14           5.26

Interest rate spread (1).....................   3.69         3.62            3.61           3.87
Net yield on weighted average
   interest-earning assets (2)...............                4.06            4.17           4.65

(1) Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate earned for the period indicated. Interest rate spread figures must be considered in light of the relationship between the amounts of interest-earning assets and interest-bearing liabilities.

(2) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated. No net yield percentage is presented at June 30, 2000, because the computation of net yield is applicable only over a period rather than at a specific date.

         The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (i.e., changes in rate multiplied by old volume) and (2) changes in volume (i.e., changes in volume multiplied by old rate). Changes attributable to both rate and volume have been allocated proportionally to the change due to volume and the change due to rate.

                              Rate/Volume Analysis


                                                                   Increase (Decrease) in Net Interest Income
                                                                -------------------------------------------------
                                                                  Due to             Due to             Total Net
                                                                  Volume              Rate               Change
-----------------------------------------------------------------------------------------------------------------
Year ended June 30, 2000
compared  to Year ended June 30,  1999
(In  thousands)
Interest-earning assets:
   Interest-earning deposits..............................       $ (36)             $  36             $      0
   Investment securities..................................         147                 48                  195
   Loans receivable.......................................         734                (57)                 677
   Stock in FHLB of Indianapolis..........................          18                  0                   18
                                                                 -----              -----             --------
     Total................................................         887                  3                  890
                                                                 -----              -----             --------
Interest-bearing liabilities:
   Savings accounts.......................................           7                 (3)                   4
   NOW and money market accounts..........................         (21)               (17)                 (38)
   Certificates of deposit................................         343                (25)                 318
   FHLB advances and other borrowings.....................         255                  6                  261
                                                                 -----              -----             --------
     Total................................................         584                (39)                 545
                                                                 -----              -----             --------
Change in net interest income.............................        $303               $ 42               $  345
                                                                 =====              =====             ========

Year ended June 30, 1999
compared  to Year ended June 30, 1998
(In  thousands)
Interest-earning assets:
   Interest-earning deposits..............................     $     2              $ (22)               $ (20)
   Investment securities..................................         214                (46)                 168
   Loans receivable.......................................          17                 23                   40
   Stock in FHLB of Indianapolis..........................           5                ---                    5
                                                                 -----              -----             --------
     Total................................................         238                (45)                 193
                                                                 -----              -----             --------
Interest-bearing liabilities:
   Savings accounts.......................................           5                (11)                  (6)
   NOW and money market accounts..........................          12                (12)                 ---
   Certificates of deposit................................         164                 (6)                 158
   FHLB advances..........................................          97                (29)                  68
                                                                 -----              -----             --------
     Total................................................         278                (58)                 220
                                                                 -----              -----             --------
Change in net interest income.............................       $ (40)            $   13                $ (27)
                                                                 =====              =====             ========

Year ended June 30, 1998
compared  to Year ended June 30,  1997
(In  thousands)
Interest-earning assets:
   Interest-earning deposits..............................       $  28             $   12               $   40
   Investment securities..................................        (186)                38                 (148)
   Loans receivable.......................................         380                 14                  394
   Stock in FHLB of Indianapolis..........................           5                  2                    7
                                                                 -----              -----             --------
     Total................................................         227                 66                  293
                                                                 -----              -----             --------
Interest-bearing liabilities:
   Savings accounts.......................................         (16)                 5                  (11)
   NOW and money market accounts..........................          57                 (4)                  53
   Certificates of deposit................................           1                 24                   25
   FHLB advances..........................................          54                (12)                  42
                                                                 -----              -----             --------
     Total................................................          96                 13                  109
                                                                 -----              -----             --------
Change in net interest income.............................        $131              $  53                 $184
                                                                 =====              =====             ========

Changes in Financial Position and Results of Operations - Year Ended June 30, 2000, Compared to Year Ended June 30, 1999:

         General. HFB earned net income totaling $349,000 for the year ended June 30, 2000, compared to $144,000 for the year ended June 30, 1999. In addition to increasing net income by 142.4%, the Company achieved an 18.6% increase in loans outstanding and an 18.0% increase in deposits for the twelve months ended June 30, 2000. Management attributes these and other positive results for fiscal year 2000 to strategic investments initiated in prior periods.

         Federal income taxes for the year were significantly reduced as the result of tax credits earned on an investment the Bank initiated in March 1997. The Bank's sole branch office, which opened in October 1998, made substantial contributions to the Bank's overall loan and deposit growth during the year. Lot sales from the Bank's real estate development subsidiary, which was reactivated with the conversion of the Company and the Bank to federally chartered entities in May 1999, helped boost income in fourth quarter 2000 and should contribute to profits throughout fiscal year 2001. See "See Forward Looking Statements."

         The return on average assets for the year ended June 30, 2000 was .61%, compared to .30% the prior year. The return on average equity was 4.92% for the year ended June 30, 2000, compared to 1.99% for the year ended June 30, 1999. Earnings per share were $.44 for the year ended June 30, 2000 and $.18 for the year ended June 30, 1999.

         Assets. Total assets increased $6,315,000, or 11.9%, to $59,451,000 at June 30, 2000, compared to $53,136,000 at June 30, 1999. Cash and cash equivalents decreased $759,000, or 30.7%, to $1,716,000 at June 30, 2000,
compared to $2,475,000 a year earlier. The decrease in cash and cash equivalents combined with cash inflows from deposits, loan payments, proceeds from investments, and new borrowings were used to fund loan growth, purchase mortgage-backed securities, and acquire land for real estate development activities. Investment securities decreased $576,000, or 6.9%, to $7,712,000 at June 30, 2000, compared to $8,288,000 at June 30, 1999. Total loans increased $7,138,000, or 18.5%, during fiscal 2000. At June 30, 2000 total loans were $45,712,000, compared to $38,574,000 at June 30, 1999.

         The year-end levels of stock in the FHLB of Indianapolis were $835,000 and $660,000 for fiscal years 2000 and 1999, respectively. Net premises and equipment decreased $65,000, or 3.4%, to $1,920,000 at June 30, 2000, compared to $1,985,000 at June 30, 1999. Foreclosed real estate and repossessed assets increased $29,000 to $35,000, compared to $6,000 at June 30, 1999. The total at June 30, 2000 consists of one lot and one mobile home.

         Average assets increased $9,285,000, or 19.3%, to $57,334,000 for the year ended June 30, 2000, compared to $48,049,000 for the prior year-ended June 30, 1999. Average interest-earning assets increased $9,672,000, or 21.8%, to $54,045,000 for the year ended June 30, 2000, and represented 94.3% of average assets. The bulk of this increase was due to average loans, which increased $7,696,000, or 22.3%, to $42,243,000 for the year ended June 30, 2000, compared to $34,547,000 for the year ended June 30, 1999. Average mortgage-backed securities increased $2,669,000, or 53.6%, to $7,651,000 for the year ended June 30, 2000. Also, average Federal Home Loan Bank stock increased by $225,000, or 40.0%, to $787,000 for the year ended June 30, 2000. The overall increase in average interest-earning assets was partially offset by a decrease in the
average  balance  of  interest-earning   deposits  of  $662,000,  or  20.4%,  to
$2,580,000.

         Liabilities and Stockholders' Equity. Deposits from the Cloverdale bank branch nearly doubled during the year and totaled $6,026,000 at June 30, 2000. For the entire Bank, deposits increased $5,885,000, or 18.0%. Total deposits were $38,542,000 at June 30, 2000, and $32,657,000 at June 30, 1999. The change is in part a result of a $7,220,000, or 30.3%, increase in certificates of deposit to $31,087,000 at June 30, 2000, compared to $23,867,000 at June 30,
1999. Transaction accounts increased $352,000, or 10.7%, to $3,645,000 at June 30, 2000, compared to $3,293,000 at June 30, 1999. Partially offsetting the overall increase in deposits, passbook and statement savings deposits decreased by $259,000, or 6.9%, and amounted to $3,523,000 at June 30, 2000. Money market deposits also decreased by $1,428,000, or 83.3%, to $287,000 at June 30, 2000, compared to $1,715,000 at June 30, 1999. Much of this decrease in money market deposits reflects a shift of funds to higher earning short-term certificates of deposit and the impact of local rate competition.

         In addition to deposits, FHLB advances are an important source of both short-term and long-term funding for the Bank. While the level of FHLB advances at June 30, 2000 was unchanged from a year earlier at $13,200,000, borrowings of $300,000 by the Bank's subsidiary increased total borrowings to $13,500,000 at June 30, 2000.

         Average liabilities increased $9,439,000, or 23.1%, to $50,243,000 for the year ended June 30, 2000, compared to $40,804,000 for the prior year-ended June 30, 1999. Average interest-bearing liabilities increased $9,933,000, or 25.1%, to $49,500,000 for the year ended June 30, 2000. The increase was primarily due to increases in average certificates of deposit and FHLB advances. Average certificates of deposit increased by $6,138,000, or 28.7%, to $27,502,000 for the year ended June 30, 2000, compared to $21,364,000 for the year ended June 30, 1999. Average FHLB advances increased by $4,083,000, or 39.9%, to $14,325,000 for the year ended June 30, 2000, compared to $10,242,000 for the prior year ended June 30, 1999.

         HFB's stockholders' equity increased $59,000, or 0.8%, to $7,182,000 at June 30, 2000, compared to $7,123,000 at June 30, 1999. Several factors combined to produce the net increase in stockholders' equity. Significant decreases in stockholders' equity during the twelve months ended June 30, 2000 included common stock repurchases totaling $183,000, an increase of $111,000 in net unrealized losses on securities available for sale, and cash dividends of $95,000. However, net income of $349,000 and the amortization of employee stock ownership plans offset these decreases. Due primarily to the large relative increase in assets, the ratio of stockholders' equity to total assets decreased to 12.1% at June 30, 2000, compared to 13.4% at June 30, 1999.

         Net Interest Income. Net interest income increased by $345,000 or 18.6%, to $2,196,000 for the year ended June 30, 2000, compared to $1,851,000 for the year ended June 30, 1999. Impacting net interest income were interest rate changes on rate-sensitive assets and liabilities during the current period and average balance increases or decreases applicable to the rate-sensitive portion of the balance sheet. As a result of these factors, total interest income increased by $890,000, or 22.9%, while total interest expense increased by $545,000, or 26.8%, compared to the same period a year earlier.

         Interest income on loans totaled $4,024,000 for the year ended June 30, 2000, compared to $3,346,000 for the year ended June 30, 1999; an increase of $678,000, or 20.3%. The increase can be attributed to a larger average balance of loans receivable outstanding for the current year, which was partially offset by a decline in the average yield earned, compared to the same period one year ago.

         Interest and dividend income from total investments increased $195,000, or 58.2%, to $530,000 for the year ended June 30, 2000, compared to $335,000 for the year ended June 30, 1999. The increase can be traced to a larger average balance of investment securities held during fiscal 2000 and an increase in the average yield earned, compared to fiscal 1999. At June 30, 2000, investment securities included a balance of $719,000 in equity securities, some of which earn dividends. Equity securities totaled $813,000 at June 30, 1999. Dividend income on FHLB stock totaled $63,000 for the year ended June 30, 2000, compared to $45,000 for the year ended June 30, 1999; an increase of $18,000, or 40.0%. The increase can be attributed to a larger average balance outstanding compared to the same period a year earlier. The combined weighted average yield on the balance of interest-earning assets outstanding for the year ended June 30, 2000, increased to 8.83%, compared to 8.75% for the prior year ended June 30, 1999.

         Interest expense on deposits increased $285,000, or 19.9%, to $1,720,000 for the year ended June 30, 2000, compared to $1,435,000 for the year ended June 30, 1999. The change was the result of an increase in the average deposit balance outstanding for the current year compared to the same period a year earlier. The average cost of deposits increased to 4.92% for the year ended June 30, 2000, compared to 4.89% for the year ended 1999. Interest expense on borrowings increased by $261,000, or 43.7%, to $858,000 for the year ended June 30, 2000, compared to $597,000 for the year ended June 30, 1999. The increase was the result of a larger average balance outstanding for the current year and an increase in the average cost of borrowings. The combined weighted average rate paid on deposits and borrowings was 5.21% for the year ended June 30, 2000, compared to 5.14% for the prior year.

         The Company's interest rate spread increased 1 basis point to 3.62% for the year ended June 30, 2000, compared to 3.61% for the year ended June 30, 1999. The net interest margin decreased to 4.06% for the year ended June 30, 2000, compared to 4.17% for the year ended June 30, 1999. The increase in interest rate spread was the result of an increase in the average balance of loans receivable for the current year compared to the same period in 1999, and an increase in the yield earned on earning assets other than loans. The decrease in interest rate margin was the result of larger average balances in higher costing liabilities, such as certificates of deposit and borrowings.

         Provisions for Loan Losses. For the year ended June 30, 2000, the Bank provided $54,000 for future loan losses. During the prior year, provisions of $44,000 were made. The allowance for loan losses totaled $372,000, or .81%, of net loans at June 30, 2000, compared to $336,000, or .88%, of net loans at June 30, 1999; an increase of $36,000, or 10.7%. Management considers the Bank's allowance for loan losses to be adequate based on general economic conditions, historical net charge-offs and other factors such as the size, condition and characteristics of the loan portfolio. In assessing loan loss allowance adequacy, consideration is also given to the volume and composition of loan portfolio growth.

         Noninterest Income. Noninterest income increased by $29,000, or 23.2%, to $154,000 for the year ended June 30, 2000, compared to $125,000 for the prior year ended June 30, 1999. The largest portion of this increase was due to a $67,000, or 79.8%, increase in income from service charges on deposit accounts to $151,000 for the year ended June 30, 2000, compared to $84,000 for the prior year ended June 30, 1999. This increase can be attributed to an increase in the number of service fee producing deposit accounts, particularly checking accounts. Gains on the sale of real estate acquired for development for the year ended June 30, 2000, increased $19,000 to $25,000, compared to $6,000 for the prior year ended June 30, 1999. The overall increase in noninterest income for the year ended June 30, 2000, was partially offset by net operating losses of $34,000 recognized on the Bank's investment in Cunot Apartments, L.P. and an $18,000 loss on the sale of investment securities. During fiscal year 1999, the Cunot Apartments were not yet operating and securities sold resulted in a $3,000 gain.

         BSF Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in the purchasing and developing of large tracts of real estate. Management has utilized the sale of lots and residences to provide home financing opportunities for the Bank and an additional source of income for the Company as a whole. In connection with the Bank's conversion to an Indiana mutual savings bank in 1996, the FDIC required the Bank to cease BSF's land acquisitions and divest of BSF's non-conforming real estate holdings within five years, among other conditions. In order to permit the Company to continue its profitable real estate development activities through BSF, the Company and the Bank successfully sought charter conversions under authority granted to the Office of Thrift Supervision. Effective May 1, 1999, the Company became a federally chartered savings and loan holding company and the Bank became a federal stock savings bank.

         The level of income from BSF fluctuates widely since it is primarily dependent on the volume of lots sold and profits on residential properties. Income from this source declined in recent years due to operating restrictions imposed by the Bank's charter. During fiscal year 2000, BSF purchased, developed and began selling lots in a 27-lot subdivision. This renewed BSF development activity directly led to an increase in gains on the sale of real estate for development for the year ended June 30, 2000, compared to recent prior years. Gains on the sale of real estate for development totaled $25,000 for the year ended June 30, 2000, compared to $6,000 and $7,000 for the years ended June 30, 1999 and 1998, respectively. Management is optimistic that the Company will continue to benefit from the resumption of BSF activity. See "Forward Looking Statements."

         Noninterest Expense. Noninterest expense increased by $204,000, or 12.1%, to $1,893,000 for the year ended June 30, 2000, compared to $1,689,000 for the year ended June 30, 1999. The increase is due to expense increases for staff, equipment and general overhead to support the Company's growth during the fiscal year ended June 30, 2000. Salaries and employee benefits increased $105,000, or 12.8%, to $924,000 for the year ended June 30, 2000, compared to $819,000 for the prior year ended June 30, 1999. This increase was the result of normal salary increases and new staff members hired during the year. Computer processing fees increased $33,000, or 21.7%, to $185,000, compared to $152,000 for the prior year. Equipment expenses increased $24,000, or 20.9%, to $139,000 for the year ended June 30, 2000, compared to $115,000 for the year ended June 30, 1999. Further, legal and professional fees increased to $137,000 for the year ended June 30, 2000, compared to $105,000 for the prior year ended June 30, 1999. Other increases related to net occupancy and director fees. These increases were partially offset by a decline in printing and supplies expenses of $22,000, or 33.8%, and a decline of $14,000, or 23.3%, in advertising expenses for the year ended June 30, 2000 compared to the prior year.

         Income Tax Expense. Income tax expense decreased $45,000, or 45.5%, to $54,000 for the year ended June 30, 2000, compared to $99,000 for the prior year ended June 30, 1999. The decrease was due to tax credits that offset income tax related to an increase in income before taxes of $160,000, or 65.8%, to $403,000 for the year ended June 30, 2000, compared to $99,000 for the prior year ended June 30, 1999. Income tax credits of $108,000 decreased the effective combined federal and state income tax rate to 13.4% for the year ended June 30, 2000, compared to 40.9% for the same period a year ago.

Changes in Financial Position and Results of Operations - Year Ended June 30, 1999, Compared to Year Ended June 30, 1998:

         General. HFB earned net income totaling $144,000 for the year ended June 30, 1999, compared to $393,000 for the year ended June 30, 1998. The investment of current resources for the goal of long-term growth and expansion lowered net earnings for the year ended June 30, 1999. During fiscal year 1999, the Company experienced various cost increases associated with constructing and operating a new branch office as well as higher overall interest expenses related to leveraged loan and investment growth.

         The return on average assets for the year ended June 30, 1999 was .30%, compared to .93% the prior year. The return on average equity was 1.99% for the year ended June 30, 1999, compared to 5.34% for the prior year ended June 30, 1998. Earnings per share were $.18 for the year ended June 30, 1999, and $.47 for the year ended June 30, 1998.

         Assets. Total assets at June 30, 1999, were $53,136,000, compared to total assets of $42,560,000 at June 30, 1998. Cash and cash equivalents decreased $1,327,000, or 34.9%, to $2,475,000 at June 30, 1999, compared to
$3,802,000 a year earlier. The decrease in cash and cash equivalents combined with cash inflows from deposits and new borrowings were used to purchase mortgage-backed securities, fund loan growth and acquire additional premises and equipment. Investment securities increased $6,370,000 to $8,288,000 at June 30, 1999, compared to $1,918,000 at June 30, 1998. Total loans increased $4,295,000, or 12.5%, during fiscal 1999. At June 30, 1999, total loans were $38,574,000, compared to $34,279,000 at prior year-end June 30, 1998.

         The year-end levels of stock in the FHLB of Indianapolis were $660,000 and $500,000 for fiscal years 1999 and 1998, respectively. Net premises and equipment increased $298,000, or 17.7%, to $1,985,000 at June 30, 1999, compared to $1,687,000 at June 30, 1998. This increase is due to costs for the completion of construction for the Bank's first branch office, which is located in the Putnam County town of Cloverdale. Foreclosed real estate and repossessed assets decreased $214,000, or 97.3%, to $6,000, compared to $220,000 at June 30, 1998.
The total at June 30, 1999 consists of one mobile home.

         Average assets increased $5,791,000, or 13.7%, to $48,049,000 for the year ended June 30, 1999, compared to $42,258,000 for the prior year-ended June 30, 1998. Average interest-earning assets increased $4,300,000, or 10.6%, to $44,373,000 for the year ended June 30, 1999, and represented 92.4% of total average assets. The increase was due to average mortgage-backed securities which increased $4,295,000 to $4,982,000 for the year ended June 30, 1999, compared to $687,000 for the year ended June 30, 1998. The average level of other interest-earning assets was $39,391,000 for the year ended June 30, 1999, compared to $39,711,000 for the same period ended June 30, 1998. Much of the loan growth in fiscal year 1999 occurred in the fourth quarter, reducing the impact on the average loans receivable calculation for the year.

         Liabilities and Stockholders' Equity. Primarily attributed to a successful beginning for the new branch, all deposit categories posted increases as of June 30, 1999, as compared to a year earlier. Total deposits were $32,657,000 at June 30, 1999, a $6,008,000, or 22.5%, increase from $26,649,000 at June 30, 1998. The change is in part the result of a $4,809,000, or 25.2%, increase in certificates of deposit to $23,867,000 at June 30, 1999, compared to $19,058,000 at June 30, 1998. Passbook and statement savings deposits increased by $511,000, or 15.6%. Transaction deposits increased by $561,000, or 20.0%, while money market deposits also increased by $203,000, or 13.4%. In addition to deposits, FHLB advances are an important source of both short-term and long-term funding for the Bank. FHLB advances increased $5,000,000 and totaled $13,200,000 at June 30, 1999, compared to $8,200,000 at June 30, 1998.

         Average liabilities increased $5,907,000, or 16.9%, to $40,804,000 for the year ended June 30, 1999, compared to $34,897,000 for the prior year ended June 30, 1998. Average interest-bearing liabilities increased $5,096,000, or 14.8%, to $39,567,000 for the year ended June 30, 1999. The increase was primarily due to increases in average certificates of deposit and FHLB advances. Average certificates of deposit increased by $2,882,000, or 15.6%, to $21,364,00 for the year ended June 30, 1999, compared to $18,482,000 for the year ended June 30, 1998. Average FHLB advances increased by $1,650,000, or 19.2%, to $10,242,000 for the year ended June 30, 1999, compared to $8,592,000 for the prior year ended June 30, 1998.

         HFB's stockholders' equity decreased $383,000, or 5.1%, to $7,123,000 at June 30, 1999, compared to $7,506,000 at June 30, 1998. Contributing to the decrease were common stock repurchases totaling $340,000, an increase of $216,000 in net unrealized losses on securities available for sale, and cash dividends of $94,000. The decrease was partially offset by net income of $144,000 and the amortization of employee stock ownership plans. The ratio of stockholders' equity to total assets decreased to 13.4% at June 30, 1999, compared to 17.6% at June 30, 1998.

         Net Interest Income. Net interest income decreased by $27,000, or 1.4%, to $1,851,000 for the year ended June 30, 1999, compared to $1,878,000 for the year ended June 30, 1998. Impacting net interest income were interest rate changes on rate-sensitive assets and liabilities during the current period and average balance increases or decreases applicable to the rate-sensitive portion of the balance sheet. As a result of these factors, total interest income increased by $193,000, or 5.2%, while total interest expense increased by $220,000, or 12.1%, compared to the same period a year earlier.

         Interest income on loans totaled $3,346,000 for the year ended June 30, 1999, compared to $3,306,000 for the year ended June 30, 1998; an increase of $40,000, or 1.2%. The increase can be attributed to a larger average balance of loans receivable outstanding for the current year and an increase in the average yield earned, compared to the same period ended June 30, 1998.

         Interest and dividend income from total investments increased $266,000 to $334,000 for the year ended June 30, 1999, compared to $167,000 for the year ended June 30, 1998. The increase can be attributed to an increase in the average balance outstanding for the fiscal year 1999, which was partially offset by an decline in the average yield compared to the same period a year earlier. At June 30, 1999, investment securities included an average balance of $946,000 in equity stock, some of which earned dividends. Dividend income on FHLB stock totaled $45,000 for the year ended June 30, 1999, compared to $40,000 for the year ended June 30, 1998; an increase of $5,000, or 12.5%. The increase can be attributed to a larger average balance outstanding compared to the same period a year earlier. The combined weighted average yield on the balance of interest-earning assets outstanding for the year ended June 30, 1999, decreased to 8.75%, compared to 9.13% for the prior year ended June 30, 1998.

         Interest expense on deposits increased $152,000, or 11.8%, to $1,435,000 for the year ended June 30, 1999, compared to $1,283,000 for the year ended June 30, 1998. The change was the result of an increase in the average deposit balance outstanding for fiscal year 1999 compared to fiscal year 1998. The average cost of deposits declined to 4.89% for the year ended June 30, 1999, compared to 4.96% for the year ended 1998. Interest expense on borrowings increased by $68,000, or 12.9%, to $597,000 for the year ended June 30, 1999, compared to $529,000 for the year ended June 30, 1998. The increase was the result of a larger average balance outstanding for fiscal 1999, which was partially offset by a decline in the average cost of borrowings. The combined weighted average rate paid on deposits and borrowings was 5.1% for the year ended June 30, 1999, compared to 5.3% for the prior year.

         The Company's interest rate spread decreased 26 basis points to 3.61% for the year ended June 30, 1999, compared to 3.87% for the year ended June 30, 1998. The net interest margin decreased to 4.17% for the year ended June 30, 1999, compared to 4.65% for the year ended June 30, 1998. Decreases in both interest rate spread and interest rate margin were the result of larger average balances of mortgage-backed securities and a decline in the average yield earned on all investment securities. The decreases in interest rate spread and interest rate margin were partially offset by larger average balances in loans receivable earning a higher average yield than a year earlier, and larger average balances in lower costing liabilities, such as transaction accounts.

         Provisions for Loan Losses. For the year ended June 30, 1999, the Bank provided $44,000 for future loan losses. During the prior year, provisions of $102,000 were made. The allowance for loan losses totaled $336,000, or .88%, of net loans at June 30, 1999, compared to $320,000, or .94%, of net loans at June 30, 1998; an increase of $16,000, or 5.0%. Management considered the Bank's allowance for loan losses to be adequate based on general economic conditions, historical net charge-offs and other factors such as the size, condition and characteristics of the loan portfolio. In assessing loan loss allowance adequacy, consideration was also given to the volume and composition of loan portfolio growth as well as the level of allowances maintained by peers.

         Noninterest Income. Noninterest income decreased by $142,000, or 53.2%, to $125,000 for the year ended June 30, 1999, compared to $267,000 for the prior year ended June 30, 1998. A major reason for the decrease was a $138,000 decrease in gains on the sale of investments to $3,000 for the year ended June 30, 1999, compared to $141,000 for the year ended June 30, 1998. Partially offsetting this decrease and a decrease in other income was an increase of $29,000, or 52.7%, in service fee income to $84,000 for the year ended June 30, 1999, compared to $55,000 for the prior year ended June 30, 1998.

         BSF Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in the purchasing and developing of large tracts of real estate. Management has utilized the sale of lots and residences to provide an additional source of income for the Company. In connection with the Bank's conversion to an Indiana mutual savings bank in 1996, the FDIC required the Bank to cease BSF's land acquisitions and divest of BSF's non-conforming real estate holdings within five years, among other conditions. In order to permit the Company to continue its profitable real estate development activities through BSF, the Company and the Bank successfully sought charter conversions under authority granted to the Office of Thrift Supervision. Effective May 1, 1999, the Company became a federally chartered savings and loan holding company and the Bank became a federal stock savings bank.

         The level of income from BSF fluctuates widely since it is primarily dependent on the volume of lots sold, and profits on residential properties. Income from this source declined in recent years due to operating restrictions imposed by the Bank's charter. Gains on the sale of real estate for development was $6,000 for the year ended June 30, 1999, and $7,000 for the year ended June 30, 1998.

         Noninterest Expense. Noninterest expense increased by $245,000, or 17.0%, to $1,689,000 for the year ended June 30, 1999, compared to $1,444,000 for the year ended June 30, 1998. The increase is due to expense increases for staff, equipment and general overhead to support the Company's growth during the fiscal year ended June 30, 1999. Salaries and employee benefits increased $96,000, or 13.3%, to $819,000 for the year ended June 30, 1999, compared to $723,000 for the prior year ended June 30, 1998. The increase was primarily the result of new staff members hired for the Bank's Cloverdale branch. Also related to the new branch, equipment expenses increased $57,000, or 98.3%, to $115,000 for the year ended June 30, 1999, compared to $58,000 for the year ended June 30, 1998. Further, computer processing fees increased $32,000, or 26.7%, to $152,000 compared to $120,000 for the prior year. Other increases related to net occupancy, advertising, and director fees. These increases were partially offset by a decline in legal and professional fees of $18,000, or 14.6%, to $105,000 for the year ended June 30, 1999, compared to $123,000 for the year ended June 30, 1998.

         Income Tax Expense. Income tax expense decreased $107,000, or 51.9%, to $99,000 for the year ended June 30, 1999, compared to $206,000 for the prior year ended June 30, 1998. The decrease was due to a decrease in income before taxes of $356,000, or 59.4%. The effective combined federal and state income tax rate increased to 40.9% for the year ended June 30, 1999, compared to 34.4% for the year ended June 30, 1998.

Impact of Inflation

         The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         The primary assets and liabilities of financial institutions such as the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

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

Current Accounting Issues

     Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards ("SFAS") No. 133 requires companies to record derivatives on the balance sheet at their fair value. SFAS No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     o For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

     o For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

     o For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.

     o For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

     The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

     SFAS No. 133 amends SFAS No. 52 and supercedes SFAS Nos. 80, 105, and 119. SFAS No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from SFAS No. 105. Several Emerging Issues Task Force consensuses are also changed or nullified by the provisions of SFAS No. 133.

     SFAS No. 133 was to be effective for all fiscal years beginning after June 15, 1999. The implementation date has been deferred and SFAS No. 133 will now be effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The adoption of this Statement is not currently expected to have a material impact on the Company's financial statements. Early application is encouraged; however, this Statement may not be applied retroactively to financial statements of prior periods.

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

     It is estimated that at June 30, 2000, MV would decrease 30.4% and 66.8% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 9.5% and 26.2% for the same increases at June 30, 1999. The Bank's MV at June 30, 2000 would increase 11.1% and 6.3% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have decreased MV 10.9% and 19.5% respectively.

     Differences in MV performance resulting from changes in market rates reflect increases and decreases in cash flow for each asset and liability category. Changes in asset and liability mix, pricing assumptions, loan prepayment rates, transaction account decay rates, and other influences account for modified cash flows from one period to another.

     Presented below, as of June 30, 2000 and 1999, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market interest rates.

                                  June 30, 2000
                        Market Value Summary Performance
                                                              MV as % of
                                                           Present Value (PV)
      Change                    Market Value                   of Assets
     In Rates      $ Amount       $ Change     % Change   MV Ratio     Change
--------------------------------------------------------------------------------
(Dollars in thousands)
    + 400 bp*        $2,067      $(4,157)       (66.78)%    4.01%     (670)  bp
    + 200 bp          4,333       (1,891)       (30.38)     7.88      (283)  bp
        0 bp          6,224            0          0.00     10.71       ---
    - 200 bp          6,916          692         11.12     11.52        81   bp
    - 400 bp          6,617          393          6.32     10.86        15   bp

             Interest Rate Risk Measures: 200 Basis Point Rate Shock
 Pre-Shock MV Ratio: MV as % of PV of Assets......................   10.71%
 Exposure Measure: Post-Shock MV Ratio............................    7.88%
 Sensitivity Measure: Change in MV Ratio..........................     283 bp

                                  June 30, 1999
                        Market Value Summary Performance
                                                           MV as % of
                                                        Present Value (PV)
      Change                 Market Value                   of Assets
     In Rates    $ Amount      $ Change     % Change   MV Ratio     Change
-------------------------------------------------------------------------------
                    (Dollars in thousands)

    + 400 bp*      $4,956     $(1,762)       (26.23)%   10.22%      (248)  bp
    + 200 bp        6,077        (641)        (9.54)    11.94        (76)  bp
        0 bp        6,718           0          0.00     12.70        ---
    - 200 bp        5,987        (731)       (10.88)    11.17       (153)  bp
    - 400 bp        5,406      (1,312)       (19.53)     9.93       (277)  bp

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

     Pre-Shock MV Ratio: MV as % of PV of Assets............   12.70%
     Exposure Measure: Post-Shock MV Ratio..................   11.17%
     Sensitivity Measure: Change in MV Ratio................     153bp
--------
* Basis points.

Item 8.       Financial Statements and Supplementary Data.

         The Company's Consolidated Financial Statements and Notes as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 of the Company's Proxy Statement for its 2000 Shareholder Annual Meeting (the "2000 Proxy Statement"). Information concerning the Holding Company's executive officers is included in
Item  4.5 in Part I of  this  report.  Information  concerning  compliance  with
Section 16(a) of the Exchange Act is incorporated by reference to page 7 of the 2000 Proxy Statement.

Item 11. Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 through 6 of the 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 2 through 3 of the 2000 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 6 of the 2000 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)      Financial Statements:

         The Company's financial statements appear in a separte section of this Annual Report on Form 10-K beginning on the pages referenced below:

              Financial Statements                                      Page No.

              Independent Auditor's Report                                 F-2

              Consolidated Statement of Financial Condition
                  at June 30, 2000, and 1999                               F-3

              Consolidated Statement of Income for the Years Ended
                  June 30, 2000, 1999, and 1998                            F-4

              Consolidated Statement of Stockholders' Equity
                  for the Years Ended June 30, 2000, 1999, and 1998        F-5

              Consolidated Statement of Cash Flows for the Years Ended
                  June 30, 2000, 1999, and 1998                            F-6

              Notes to Consolidated Financial Statements                   F-7

     (b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

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

                                      HOME FINANCIAL BANCORP



Date:  August 23, 2000                By: /s/ Kurt J. Meier
                                          --------------------------------------
                                           Kurt J. Meier, President,
                                           Chief Executive Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of August, 2000.

/s/ Kurt J. Meier
------------------------------
Kurt J. Meier
President, Chief Executive Officer,
Treasurer and Director
(Principal Executive Officer)

/s/ Kurt D. Rosenberger
------------------------------
Kurt D. Rosenberger
Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Charles W. Chambers
------------------------------
Charles W. Chambers, Secretary and Director

/s/ John T. Gillaspy
------------------------------
John T. Gillaspy, Director

/s/ Gary M. Monnett
------------------------------
Gary M. Monnett, Comptroller and Director

/s/ Stephen Parrish
------------------------------
Stephen Parrish, Director

/s/ Robert W. Raper
------------------------------
Robert W. Raper, Vice Chairman

/s/ Frank R. Stewart
------------------------------
Frank R. Stewart, Chairman

/s/ Tad Wilson
------------------------------
Tad Wilson, Director

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

                        Home Financial Bancorp

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               CONTENTS

              Independent Auditor's Report                                  F-2

              Consolidated Statement of Financial Condition
                  at June 30, 2000, and 1999                                F-3

              Consolidated Statement of Income for the Years Ended
                  June 30, 2000, 1999, and 1998                             F-4

              Consolidated Statement of Stockholders' Equity
                  for the Years Ended June 30, 2000, 1999, and 1998         F-5

              Consolidated Statement of Cash Flows for the Years Ended
                  June 30, 2000, 1999, and 1998                             F-6

              Notes to Consolidated Financial Statements                    F-7

                          Independent Auditor's Report



Board of Directors
Home Financial Bancorp
Spencer, Indiana


We have audited the consolidated statement of financial condition of Home Financial Bancorp and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Home Financial Bancorp and subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.



/s/ Olive LLP
Indianapolis, Indiana
August 1, 2000

                 HOME FINANCIAL BANCORP AND SUBSIDIARY

             Consolidated Statement of Financial Condition

June 30                                                                      2000              1999
--------------------------------------------------------------------------------------------------------
Assets
   Cash                                                                   $    500,970      $    296,490
   Short-term interest-bearing deposits                                      1,214,840         2,178,313
                                                                        ---------------------------------
       Total cash and cash equivalents                                       1,715,810         2,474,803
   Investment securities--available for sale                                 7,712,073         8,288,028
   Loans, net of allowance for loan losses of $371,793 and $336,235         45,340,588        38,237,683
   Real estate acquired for development                                        440,020            20,434
   Premises and equipment                                                    1,920,452         1,984,842
   Federal Home Loan Bank of Indianapolis stock                                835,000           660,000
   Interest receivable                                                         337,267           318,241
   Other assets                                                              1,149,487         1,152,419
                                                                        ---------------------------------
       Total assets                                                        $59,450,697       $53,136,450
                                                                        =================================

Liabilities
   Deposits
     Noninterest bearing                                                 $     663,747      $    578,267
     Interest-bearing deposits                                              37,877,763        32,079,166
                                                                        ---------------------------------
       Total deposits                                                       38,541,510        32,657,433
   Other borrowings                                                         13,500,000        13,200,000
   Other liabilities                                                           226,713           155,794
                                                                        ---------------------------------
       Total liabilities                                                    52,268,223        46,013,227
                                                                        ---------------------------------
Commitments and Contingencies

Stockholders' Equity
   Preferred stock, without par value
     Authorized and unissued--2,000,000 shares
   Common stock, without par value
     Authorized--5,000,000 shares

     Issued--857,400 and 886,200 shares                                      3,956,034         4,100,034
   Additional paid-in capital                                                   99,698            88,667
   Retained earnings                                                         3,828,322         3,613,425
   Unearned compensation                                                      (137,381)         (181,456)
   Unearned ESOP shares                                                       (213,854)         (257,908)
   Accumulated other comprehensive loss                                       (350,345)         (239,539)
                                                                        ---------------------------------
       Total stockholders' equity                                            7,182,474         7,123,223
                                                                        ---------------------------------
       Total liabilities and stockholders' equity                          $59,450,697       $53,136,450
                                                                        =================================


See notes to consolidated financial statements.

                 HOME FINANCIAL BANCORP AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF INCOME


Year Ended June 30                                                     2000               1999             1998
---------------------------------------------------------------------------------------------------------------------
Interest Income
   Loans                                                              $4,023,634       $3,346,281        $3,305,864
   Deposits with financial institutions                                  157,035          156,845           177,192
   Investment securities--taxable                                        529,895          334,463           166,965
   Federal Home Loan Bank stock                                           62,816           44,994            40,315
                                                                -----------------------------------------------------
         Total interest and dividend income                            4,773,380        3,882,583         3,690,336
                                                                -----------------------------------------------------
Interest Expense
   Deposits                                                            1,719,769        1,434,612         1,282,778
   Federal Home Loan Bank advances                                       837,573          596,927           529,325
   Other interest expense                                                 20,514
                                                                -----------------------------------------------------
         Total interest expense                                        2,577,856        2,031,539         1,812,103
                                                                -----------------------------------------------------

Net Interest Income                                                    2,195,524        1,851,044         1,878,233
   Provision for loan losses                                              54,000           44,000           102,000
                                                                -----------------------------------------------------

Net Interest Income After
   Provision for Loan Losses                                           2,141,524        1,807,044         1,776,233
                                                                -----------------------------------------------------

Other Income
   Service charges on deposit accounts                                   150,875           84,148            55,182
   Gain on sale of real estate acquired for development                   24,908            5,973             7,108
   Net realized gain (loss) on sales of available-for-sale securities    (17,700)           3,325           140,925
   Equity in losses of limited partnerships                              (33,613)
   Other income                                                           30,280           31,963            63,736
                                                                -----------------------------------------------------
         Total other income                                              154,750          125,409           266,951
                                                                -----------------------------------------------------

Other Expenses
   Salaries and employee benefits                                        923,628          819,296           722,886
   Net occupancy expenses                                                145,003          110,326            84,653
   Equipment expenses                                                    139,202          115,268            57,932
   Computer processing fees                                              185,279          151,936           120,133
   Printing and office supplies                                           43,340           64,670            40,839
   Legal and professional fees                                           136,554          104,660           123,218
   Director and committee fees                                            57,000           56,450            43,450
   Advertising expense                                                    45,707           60,403            46,931
   Other expenses                                                        217,394          206,107           204,098
                                                                -----------------------------------------------------
         Total other expenses                                          1,893,107        1,689,116         1,444,140
                                                                -----------------------------------------------------

Income Before Income Tax                                                 403,167          243,337           599,044
   Income tax expense                                                     54,124           99,603           206,266
                                                                -----------------------------------------------------

Net Income                                                           $   349,043      $   143,734       $   392,778
                                                                =====================================================
Net Income Per Share
   Basic                                                                    $.44             $.18              $.47
   Diluted                                                                   .44              .18               .47

See notes to consolidated financial statements.

                 HOME FINANCIAL BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                               Accumulated
                                                Additional                                         Unearned     Other
                                Common Stock     Paid-in   Comprehensive  Retained    Unearned      ESOP     Comprehensive
                            Shares      Amount   Capital      Income      Earnings  Compensation   Shares    Income (Loss)   Total
                            ------      ------   -------      ------      --------  ------------   ------    -------------   -----

Balances, July 1, 1997      939,052  $4,364,294   $25,404               $3,409,288   $(264,781)  $(364,264)  $  27,193   $7,197,134
   Comprehensive income
     Net income                                              $392,778      392,778                                          392,778
     Other comprehensive
       income, net of tax
       Unrealized loss on
         securities, net
         of reclassification
         adjustment                                           (50,913)                                         (50,913)     (50,913)
                                                             --------
   Comprehensive income                                      $341,865
                                                             ========
   Cash dividends
      ($.10 per share)                                                     (85,082)                                         (85,082)
   ESOP shares earned                              32,923                                           59,954                   92,877
   RRP shares earned                                                                    36,612                               36,612
   Purchase of stock        (10,000)    (50,000)                           (27,500)                                         (77,500)
                            -----------------------------               -----------------------------------------------------------

Balances, June 30, 1998     929,052   4,314,294    58,327                3,689,484    (228,169)   (304,310)    (23,720)   7,505,906
   Comprehensive income
     Net income                                              $143,734      143,734                                          143,734
     Other comprehensive
       loss, net of tax
       Unrealized loss on
         securities, net of
         reclassification
         adjustment                                          (215,819)                                        (215,819)    (215,819)
                                                            ---------
   Comprehensive loss                                       $ (72,085)
                                                            =========
   Cash dividends
     ($.115 per share)                                                     (94,386)                                         (94,386)
   ESOP shares earned                              23,718                                           46,402                   70,120
   RRP shares earned                                                                    46,713                               46,713
   Purchase of stock        (42,852)   (214,260)                          (125,407)                                        (339,667)
   Tax benefit on RRP shares                        6,622                                                                     6,622
                            -----------------------------               -----------------------------------------------------------

Balances, June 30, 1999     886,200   4,100,034    88,667                3,613,425    (181,456)   (257,908)   (239,539)   7,123,223
   Comprehensive income
     Net income                                              $349,043      349,043                                          349,043
     Other comprehensive
        income, net of tax
       Unrealized loss on
         securities, net of
         reclassification
         adjustment                                          (110,806)                                        (110,806)    (110,806)
                                                             --------
   Comprehensive income                                      $238,237
                                                             ========
   Cash dividends
     ($.12 per share)                                                      (95,170)                                         (95,170)
   ESOP shares earned                              12,475                                           44,054                   56,529
   RRP shares earned                                                                    44,075                               44,075
   Purchase of stock        (28,800)   (144,000)                           (38,976)                                        (182,976)
   Tax expense on RRP shares                       (1,444)                                                                   (1,444)
                            -----------------------------               -----------------------------------------------------------
Balances, June 30, 2000     857,400  $3,956,034   $99,698               $3,828,322   $(137,381)  $(213,854)  $(350,345)  $7,182,474
                            =============================               ===========================================================


See notes to consolidated financial statements.

                 HOME FINANCIAL BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended June 30                                                       2000              1999             1998
---------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                      $     349,043     $    143,734       $   392,778
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Provision for loan losses                                            54,000           44,000           102,000
     Investment securities amortization, net                              11,902           46,163               981
     ESOP shares earned                                                   56,529           70,120            92,877
     RRP shares earned                                                    44,075           46,713            36,612
     Depreciation                                                        196,664          149,874            87,912
     Deferred income tax benefit                                         (35,700)          (4,336)          (50,485)
     Gain on sale of real estate acquired for development                (24,908)          (5,973)           (7,108)
     Gain on sale of foreclosed assets                                    (5,560)         (37,466)          (35,016)
     Investment securities (gains) losses                                 17,700           (3,325)         (140,925)
     Losses from limited partnerships                                     33,613
     Net change in interest receivable                                   (19,026)         (54,382)            4,789
     Other adjustments                                                   176,481         (197,688)          112,703
                                                                   --------------------------------------------------
         Net cash provided by operating activities                       854,813          197,434           597,118
                                                                   --------------------------------------------------
Investing Activities

   Purchases of securities available for sale                           (824,860)      (8,658,915)       (1,905,142)
   Proceeds from sales of securities available for sale                   76,909          568,350         1,895,041
   Proceeds from maturities and paydowns of securities
     available for sale                                                1,110,819        1,320,049           250,523
   Net changes in loans                                               (7,246,088)      (4,090,925)         (258,317)
   Improvements to foreclosed assets                                      (5,121)                           (31,552)
   Proceeds from sale of foreclosed assets                                71,318           13,000           345,119
   Purchase of premises and equipment                                   (132,274)        (447,361)         (811,610)
   Purchase of real estate acquired for development                     (340,000)
   Proceeds from sale of real estate acquired for development             57,000            6,298             7,108
   Purchase of FHLB of Indianapolis stock                               (175,000)        (160,000)
   Land development costs                                               (111,678)
   Other investing activities                                                            (650,000)
                                                                   --------------------------------------------------
         Net cash used by investing activities                        (7,518,975)     (12,099,504)         (508,830)
                                                                   --------------------------------------------------
Financing Activities
   Net change in
     NOW and savings deposits                                         (1,335,449)       1,199,675          (467,983)
     Certificates of deposit                                           7,219,526        4,809,148           960,077
   Proceeds from other borrowings                                     15,300,000        7,000,000         5,000,000
   Repayment of other borrowings                                     (15,000,000)      (2,000,000)       (5,800,000)
   Purchase of stock                                                    (182,976)        (339,667)          (77,500)
   Dividends paid                                                        (95,932)         (94,386)          (85,082)
                                                                   --------------------------------------------------
         Net cash provided (used) by financing activities              5,905,169       10,574,770          (470,488)
                                                                   --------------------------------------------------
Net Change in Cash and Cash Equivalents                                 (758,993)      (1,327,300)         (382,200)

Cash and Cash Equivalents, Beginning of Year                           2,474,803        3,802,103         4,184,303
                                                                   --------------------------------------------------
Cash and Cash Equivalents, End of Year                                $1,715,810       $2,474,803        $3,802,103
                                                                   --------------------------------------------------
Additional Cash Flows and Supplementary Information
   Interest paid                                                      $2,570,356       $2,021,539        $1,805,250
   Income tax paid                                                        41,916          211,053           174,710
   Transfers from loans to foreclosed assets                              89,183          231,628           314,438

See notes to consolidated financial statements.

                 HOME FINANCIAL BANCORP AND SUBSIDIARY
              Notes to Consolidated Financial Statements
                  (Table Dollar Amounts in Thousands)

Note 1 --    Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Home Financial Bancorp (Company) and its wholly owned subsidiary, Owen Community Bank, s.b. (Bank) and the Bank's wholly owned subsidiary, BSF, Inc. (BSF), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

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

The Company is a savings and loan holding company whose principal activity is the ownership and management of the Bank. Commencing May 1, 1999, the Bank operates under a federal thrift charter, known as a federal stock savings bank, and provides full banking services. Prior to May 1, 1999, the Bank operated under a state thrift charter, known as a stock savings bank. As a federally chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation (FDIC).

The Bank generates mortgage and consumer loans and receives deposits from customers located primarily in Owen, Putnam and surrounding counties. The Bank's loans are generally secured by specific items of collateral including real property and consumer assets.

BSF engages in purchasing and developing large tracts of real estate. After land is purchased, BSF subdivides the real estate into lots, makes improvements such as streets, and sells individual lots, usually on contract for deed. In connection with the Bank's conversion to an Indiana mutual savings bank in 1995, the FDIC required the Bank to cease BSF's land acquisitions, divest of BSF's nonconforming real estate holdings by November 16, 2000 and maintain the Bank's capital at levels sufficient to classify the Bank as a well-capitalized institution. Prior to May 1, 1999, BSF had ceased land acquisitions and was in the process of divesting of its real estate holdings. Effective with the Bank's change to a federal thrift charter on May 1, 1999 discussed above, BSF resumed its normal activities.

Consolidation--The consolidated financial statements include the accounts of the Company and Bank after elimination of all material intercompany transactions.

Investment Securities--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

                      Home Financial Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Loans whose payments have insignificant delays not exceeding 90 days outstanding are not considered impaired. The Bank considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of June 30, 2000, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula.

Pension plan costs are based on actuarial computations and charged to current operations. The funding policy is to pay at least the minimum amounts required by ERISA.

Stock options are granted for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

                 HOME FINANCIAL BANCORP AND SUBSIDIARY
              Notes to Consolidated Financial Statements
                  (Table Dollar Amounts in Thousands)

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company and Bank file consolidated tax returns.

Earnings per share have been computed based upon the weighted average common shares and potential common shares outstanding during the period. Unearned Employee Stock Ownership Plan (ESOP) shares have been excluded from the computation of average common shares and potential common shares outstanding.

Reclassifications  of  certain  amounts  in  the  1999  consolidated   financial
statements have been made to conform to the 2000 presentation.

Note 2 --   Investment Securities

                                                                                  2000
                                                ---------------------------------------------------------------------
                                                                         Gross             Gross
                                                      Amortized       Unrealized        Unrealized          Fair
June 30                                                 Cost             Gains            Losses            Value
---------------------------------------------------------------------------------------------------------------------
Available for sale
   Marketable equity securities                       $   719              $4             $(258)            $   465
   Mortgage-backed securities                           7,573                              (326)              7,247
                                                ---------------------------------------------------------------------

              Total investment securities              $8,292              $4             $(584)             $7,712
                                                =====================================================================


                                                                                  1999
                                                ---------------------------------------------------------------------
                                                                         Gross             Gross
                                                      Amortized       Unrealized        Unrealized          Fair
June 30                                                 Cost             Gains            Losses            Value
---------------------------------------------------------------------------------------------------------------------
Available for sale
   Federal agencies                                   $   100              $1                               $   101
   Marketable equity securities                           813               2             $(198)                617
   Mortgage-backed securities                           7,771               3              (204)              7,570
                                                ---------------------------------------------------------------------
              Total investment securities              $8,684              $6             $(402)             $8,288
                                                =====================================================================


Securities with a carrying value of $7,247,000 and $7,600,000 were pledged at June 30, 2000 and 1999 to secure FHLB advances.

Proceeds from sales of securities available for sale during 2000, 1999 and 1998 were $77,000, $569,000 and $1,895,000. Gross gains of $12,000 and $141,000 in
1999 and 1998 and gross losses of $18,000 and $9,000 in 2000 and 1999 were realized on the sales. The tax expense (benefit) for net gains (losses) on security transactions for June 30, 2000, 1999 and 1998 was $(7,000), $1,000 and $56,000, respectively.

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 3 --  Loans and Allowance

June 30                                              2000             1999
--------------------------------------------------------------------------------
Real estate mortgage loans
     Residential                                    $ 23,494        $ 20,952
     Mobile home and land                              6,584           5,331
     Nonresidential                                   11,926           9,323
     Multi-family                                      1,017           1,096
Mobile home loans                                      1,322             950
Commercial and industrial                                264             538
Consumer loans                                         1,674             999
                                                --------------------------------
                                                      46,281          39,189
                                                --------------------------------
Undisbursed portion of loans                            (571)           (619)
Deferred loan costs                                        3               4
Allowance for loan losses                               (372)           (336)
                                                --------------------------------
                                                        (940)           (951)
                                                --------------------------------
              Total loans                           $ 45,341        $ 38,238
                                                ================================

Year Ended June 30                             2000         1999         1998
--------------------------------------------------------------------------------
Allowance for loan losses
        Balances, July 1                       $ 336        $ 320        $ 231
        Provision for loan losses                 54           44          102
        Loans charged off                        (18)         (28)         (13)
                                             -----------------------------------
        Balances, June 30                      $ 372        $ 336        $ 320
                                             ===================================

Note 4 -- Premises and Equipment

June 30                                                  2000           1999
--------------------------------------------------------------------------------
Land                                                    $   377        $   302
Buildings                                                 1,881          1,846
Equipment                                                   771            749
                                                        ------------------------
        Total cost                                        3,029          2,897
Accumulated depreciation                                 (1,109)          (912)
                                                        ------------------------
        Net                                             $ 1,920        $ 1,985
                                                        ========================

                     Home Financial Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 5 --      Investment In Limited Partnership

The investment in limited partnership of $662,000 and $696,000 at June 30, 2000 and 1999 represents a 99 percent equity in Cunot Apartments (Cunot) a limited partnership organized to build, own and operate a 24-unit apartment complex for senior living. In addition to recording its equity in the losses of Cunot, the Company has recorded the benefit of low income housing tax credits of $108,000 for the year ended June 30, 2000. Condensed financial statements for Cunot are as follows:

June 30                                                      2000         1999
--------------------------------------------------------------------------------
Condensed statement of financial condition
   Assets
     Cash                                                    $   30       $   48
     Land and property                                        1,441        1,336
     Other assets                                                11           14
                                                        ------------------------
       Total assets                                          $1,482       $1,398
                                                        ========================
   Liabilities
     Notes payable                                           $  610       $  563
     Other liabilities                                          214          156
                                                        ------------------------
       Total liabilities                                        824          719
   Partners' equity                                             658          679
                                                        ------------------------
       Total liabilities and partners' equity                $1,482       $1,398
                                                        ========================

Year Ended June 30                                            2000        1999
--------------------------------------------------------------------------------
Condensed statement of operations
   Total revenue                                              $ 56        $  3
   Total expenses                                              (77)        (23)
                                                        ------------------------
       Net loss                                               $(21)       $(20)
                                                        ========================

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 6 --      Deposits

June 30                                                     2000          1999
--------------------------------------------------------------------------------
Noninterest bearing demand                                 $   664       $   578
Interest-bearing demand                                      2,981         2,715
Money market deposits                                          287         1,715
Savings                                                      3,523         3,782
Certificates of $100,000 or more                             9,616         5,148
Other certificates                                          21,471        18,719
                                                        ------------------------
      Total deposits                                       $38,542       $32,657
                                                        ========================
Certificates maturing in years ending June 30:

2001                                                       $20,696
2002                                                         6,793
2003                                                         1,288
2004                                                         1,771
2005                                                           539
                                                           -------
                                                           $31,087
                                                           =======

Note 7 --  Other Borrowings

June 30                                                     2000          1999
--------------------------------------------------------------------------------
Federal Home Loan Bank advances                            $13,200       $13,200
Line of credit                                                 300
                                                           ---------------------
      Total                                                $13,500       $13,200
                                                           =====================

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

                                                          2000                                  1999
                                                ------------------------------------------------------------------
                                                                   Weighted-                            Weighted-
                                                                    Average                              Average
June 30                                           Amount             Rate                 Amount          Rate
------------------------------------------------------------------------------------------------------------------
FHLB advances maturities in years ending
   2000                                                                                  $  3,000          5.85%
   2001                                          $  6,000            6.51%                  3,000          5.90
   2002                                             5,000            5.17                   5,000          5.17
   2003                                             2,000            5.85                   2,000          5.85
   2006                                               200            6.86                     200          6.86
                                                 --------                                 -------
                                                  $13,200            5.91%                $13,200          5.61%
                                                 ========                                 =======

The Federal Home Loan Bank advances are secured by first mortgage loans and investment securities totaling $34,868,000.

On September 1, 1999, BSF obtained a line of credit for $500,000 from another financial institution. The line of credit matures on August 31, 2000 and carries an interest rate of .50% above prime. At June 30, 2000, the outstanding balance was $300,000 and was guaranteed by the Bank.

Note 8 --      Income Tax

Year Ended June 30                              2000         1999         1998
--------------------------------------------------------------------------------
Income tax expense
    Currently payable
        Federal                                 $  47        $  82        $ 199
        State                                      43           22           57
    Deferred
        Federal                                   (30)          (6)         (39)
        State                                      (6)           2          (11)
                                                --------------------------------
           Total income tax expense             $  54        $ 100        $ 206
                                                ================================

                 HOME FINANCIAL BANCORP AND SUBSIDIARY
              Notes to Consolidated Financial Statements
                  (Table Dollar Amounts in Thousands)

Year Ended June 30                               2000         1999         1998
--------------------------------------------------------------------------------
Reconciliation of federal
  statutory to actual tax expense
Federal statutory income tax at 34%             $ 137        $  83        $ 204
Effect of state income taxes                       24           16           31
Business tax credits                             (107)
Tax-exempt dividends and interest                  (4)          (5)         (24)
Other                                               4            6           (5)
                                                --------------------------------
        Actual tax expense                      $  54        $ 100        $ 206
                                                ================================

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

June 30                                                       2000         1999
--------------------------------------------------------------------------------
Assets
     Allowance for loan losses                               $ 139        $ 117
     Deferred compensation                                      25           23
     Securities available for sale                             129          157
     Other                                                      12            1
                                                        ------------------------
         Total assets                                          305          298
                                                        ------------------------
Liabilities
     Depreciation                                              (16)         (19)
     State income tax                                          (12)         (10)
     Loan fees                                                  (2)          (2)
                                                        ------------------------
         Total liabilities                                     (30)         (31)
                                                        ------------------------
                                                              $275         $267
                                                        ========================


No valuation allowance was necessary for the years ended June 30, 2000 and 1999.

Retained earnings at June 30, 2000, include approximately $700,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank status" would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred federal income tax liability on the above amounts was approximately $280,000 at June 30, 2000.

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 9 --      Other Comprehensive Income


                                                                                  2000
                                                      ----------------------------------------------------------
                                                         Before-Tax                Tax               Net-of-Tax
Year Ended June 30                                         Amount                Benefit               Amount
----------------------------------------------------------------------------------------------------------------
Unrealized losses on securities
     Unrealized holding losses arising during the year     $(201)                  $79                 $(122)
     Less: reclassification adjustment for
         losses realized in net income                       (18)                    7                   (11)
                                                      ----------------------------------------------------------
     Other comprehensive loss                              $(183)                  $72                 $(111)
                                                      ==========================================================


                                                                                  1999
                                                      ----------------------------------------------------------
                                                         Before-Tax                Tax               Net-of-Tax
Year Ended June 30                                         Amount                Benefit               Amount
----------------------------------------------------------------------------------------------------------------
Unrealized losses on securities
     Unrealized holding losses arising during the year     $(354)                 $140                 $(214)
     Less: reclassification adjustment for
         gains realized in net income                          3                    (1)                    2
                                                      ----------------------------------------------------------
     Other comprehensive loss                              $(357)                 $141                 $(216)
                                                      ==========================================================


                                                                                  1998
                                                      ----------------------------------------------------------
                                                         Before-Tax                Tax               Net-of-Tax
Year Ended June 30                                         Amount                Benefit               Amount
----------------------------------------------------------------------------------------------------------------
Unrealized gains on securities
     Unrealized holding gains arising during the year        $84                  $(33)                  $51
     Less: reclassification adjustment for gains
         realized in net income                              141                   (39)                  102
                                                      ----------------------------------------------------------
     Other comprehensive loss                               $(57)                 $  6                  $(51)
                                                      ==========================================================

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 10 --     Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of June 30 were as follows:

                                                         2000              1999
--------------------------------------------------------------------------------
Commitments to extend credit                            $2,729            $1,712
Unused lines of credit                                     332               717
Standby letters of credit                                  861

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Bank has entered into agreements with three officers which provide for salary continuation for a three-year period under certain circumstances, primarily related to change of control of the Bank, as defined. Under the terms of the agreements, these payments could occur if, following a change of control, such officers are terminated other than for cause or unreasonable changes are made in their employment relationships. These agreements extend automatically for one year on each anniversary date unless certain conditions are met. One of the agreements was effective January 1, 1996 and the other two agreements were effective July 1, 1996.

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company and Bank.

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 11 --     Stockholders' Equity

On December 9, 1997, the Company approved a 2-for-1 stock split, under which every share of its common stock outstanding at the close of business on December 23, 1997 was converted into two shares of common stock. The additional certificates were distributed to stockholders on January 6, 1998. As a result of the stock split, the number of shares outstanding increased from 464,526 to 929,052 shares. Unless otherwise noted, all share and per share data have been restated for the 2-for-1 stock split.

The Company's Board of Directors has approved the repurchase of up to 15 percent of the Company's outstanding shares of common stock. Such purchases will be made subject to market conditions in open market or block transactions. During the years ended June 30, 2000, 1999 and 1998, the Company had repurchased 28,800, 42,852 and 10,000 of its outstanding shares.

Note 12 --     Dividends and Capital Restrictions

The Company is not subject to any regulatory restriction on the payment of dividends to its stockholders.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net profits for the current calendar year to date plus those for the previous two calendar years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

At the time of conversion, a liquidation account was established in an amount equal to the Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Bank after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $3,295,000.

At June 30, 2000, total stockholder's equity of the Bank was $6,498,000, of which approximately $524,000 was available for the payment of dividends.

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 13 --     Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2000 and 1999, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2000 that management believes has changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:


                                                                     2000
                                  ---------------------------------------------------------------------------
                                                                  Required
                                                                 for Adequate                 To Be Well
                                         Actual                    Capital 1                 Capitalized 1
                                  ---------------------------------------------------------------------------
June 30                            Amount        Ratio       Amount        Ratio          Amount        Ratio
-------------------------------------------------------------------------------------------------------------
Total risk-based capital1
   (to risk weighted assets)       $6,752         18.6%      $2,903         8.0%           $3,629       10.0%
Tier I capital1
   (to risk weighted assets)        6,380         17.6        1,452         4.0             2,177        6.0
Core capital1
   (to adjusted total assets)       6,380         10.9        2,343         4.0             2,929        5.0
Core capital1
   (to adjusted tangible assets)    6,380         10.9        1,171         2.0               N/A        N/A
Tangible capital1
   (to adjusted total assets)       6,380         10.9          879         1.5               N/A        N/A

                                                                     1999
                                  ---------------------------------------------------------------------------
                                                                  Required
                                                                 for Adequate                 To Be Well
                                         Actual                    Capital 1                 Capitalized 1
                                  ---------------------------------------------------------------------------
June 30                            Amount        Ratio       Amount        Ratio          Amount        Ratio
-------------------------------------------------------------------------------------------------------------
Total risk-based capital1
   (to risk weighted assets)       $6,699         21.6%      $2,476         8.0%           $3,095       10.0%
Tier I capital1
   (to risk weighted assets)        6,363         20.6        1,238         4.0             1,857        6.0
Core capital1
   (to adjusted total assets)       6,363         12.1        2,103         4.0             2,629        5.0
Core capital1
   (to adjusted tangible assets)    6,363         12.1        1,052         2.0               N/A        N/A
Tangible capital1
   (to adjusted total assets)       6,363         12.1          789         1.5               N/A        N/A

  1 As defined by the regulatory agencies

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 14 --     Employee Benefit Plans

The Bank is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. According to the plan administrators, the market value of the fund's assets exceeded the value of vested benefits in the aggregate as of June 30, 2000, the date of the latest actuarial valuation. The plan required contributions in the amount of $25,200, $11,900 and $2,700 for the years ended June 30, 2000, 1999 and 1998. The plan provides pension benefits for substantially all of the Bank's employees.

The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50 percent of the first 6 percent of base salary contributed by participants. The Bank's expense for the plan was $14,700 and $8,900 and $12,000 for the years ended June 30, 2000, 1999 and 1998.

The Company has an ESOP covering substantially all employees of the Bank. The ESOP acquired 40,474 (before restatement for the 2-for-1 stock split discussed in Note 12) shares of the Company's common stock at $10 per share with funds provided by a loan from the Company. Accordingly, the unearned common stock acquired by the ESOP is shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, which will be distributed to participants, are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Bank, are made to the ESOP. The expense under the ESOP was $57,000, $70,000 and $93,000 for the years ended June 30, 2000, 1999 and 1998. At June 30, 2000 and 1999, the ESOP had 33,655 and 24,609
allocated shares, 43,005 and 51,816 suspense shares and 4,288 and 4,523 committed-to-be released shares. The fair value of the unearned ESOP shares at June 30, 2000 and 1999 was $244,589 and $408,048.

The Company has a Recognition and Retention Plan and Trust (RRP). The RRP may acquire up to 40,474 shares of the Company's common stock for awards to management. Shares awarded to management under the RRP vest at a rate of 20 percent at the end of each full 12 months of service with the Bank after the date of grant. As of June 30, 2000, 30,356 shares of common stock have been awarded to management. Nonvested shares have been recorded as unearned compensation and shown as a reduction to stockholders' equity. Expense under the RRP was $44,000, $47,000 and $37,000 for the years ended June 30, 2000, 1999 and
1998.

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 15 --     Related Party Transactions

The Bank has entered into transactions with certain directors and officers. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans, as defined, to such related parties were as follows:

--------------------------------------------------------------------------------
Balances, June 30, 1999                                                   $ 328
New loans, including renewals                                                 5
Payments, etc. including renewals                                           (14)
Balances, June 30, 2000                                                   $ 319

Deposits from related parties held by the Bank at June 30, 2000 and 1999 totaled $656,801 and $609,882.

Note 16 --     Stock Option Plan

On October 14, 1997, the stockholders approved a stock option plan, reserving 101,184 shares of Company stock for the granting of options to certain directors, officers and other key employees of the Company and its subsidiary. The plan is accounted for in accordance with Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Since the plan's adoption, incentive stock options for 55,000 shares of common stock have been granted with ten year terms that expire October 13, 2007 and a exercise price of $8.50 per share. These options became exercisable in full on April 14, 1998. In addition, non-qualified options for 15,000 shares and 1,500 have been granted with ten year terms that expire October 14, 2007 and August 25, 2008 with an exercise price of $8.50 and $8.25 per share, respectively. These options were exercisable in full on April 14, 1998 and February 25, 1999. The exercise price of each option was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                               1999       1998
--------------------------------------------------------------------------------
Risk-free interest rates                                       5.07%       6.12%
Dividend yields                                                1.42%       1.17%
Volatility factors of expected market price of common stock   20.50%      16.67%
Weighted-average expected life of the options                6 years     6 years

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                       1999             1998
--------------------------------------------------------------------------------
Net income                        As reported          $144              $393
                                  Pro forma             140               238
Basic earnings per share          As reported           .18               .47
                                  Pro forma             .17               .28
Diluted earnings per share        As reported           .18               .47
                                  Pro forma             .17               .28

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended June 30, 2000, 1999 and 1998:


Year Ended June 30                              2000                       1999                      1998
-----------------------------------------------------------------------------------------------------------------------
                                                      Weighted-                 Weighted-                 Weighted-
                                                       Average                   Average                   Average
     Options                             Shares    Exercise Price   Shares   Exercise Price   Shares   Exercise Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year            69,300      $8.50         70,000       $8.50
Granted                                                              1,500        8.25         70,400       $8.50
Forfeited                                (11,400)                   (2,200)       8.50           (400)       8.50
                                        --------                   -------                    -------
Outstanding and exercisable,
   end of year                            57,900       8.49         69,300        8.50         70,000        8.50
                                        ========                   =======                    =======
Weighted-average fair value of
   options granted during the year                                               $2.22                      $2.41

As of June 30, 2000, 56,400 options outstanding have an exercise price of $8.50 and a remaining contractual life of eight years, and 1,500 options outstanding have an exercise prices of $8.25 and a remaining contractual life of nine years. There were 43,284 shares available for grant at June 30, 2000.

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 17 --     Earnings Per Share

Earnings per share were computed as follows:


                                                                        Year Ended June 30, 2000
                                                           ---------------------------------------------------
                                                                                Weighted                Per-
                                                             Net                 Average                Share
                                                           Income                Shares                Amount
--------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                  $349                 800,011                $.44

Effect of Dilutive Securities
   Stock options and awards                                                           98
                                                            -----------------------------
Diluted Earnings Per Share
   Income available to common stockholders
     and assumed conversions                                $349                 800,109                $.44
                                                            =================================================

                                                                        Year Ended June 30, 1999
                                                           ---------------------------------------------------
                                                                                Weighted                Per-
                                                             Net                 Average                Share
                                                           Income                Shares                Amount
--------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                  $144                 814,803                $.18

Effect of Dilutive Securities
   Stock options and awards                                                          631
                                                            -----------------------------
Diluted Earnings Per Share
   Income available to common stockholders
     and assumed conversions                                $144                 815,434                $.18
                                                            ==================================================


                                                                        Year Ended June 30, 1998
                                                           ---------------------------------------------------
                                                                                Weighted                Per-
                                                             Net                 Average                Share
                                                           Income                Shares                Amount
--------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                  $393                 837,087                $.47

Effect of Dilutive Securities
   Stock options and awards                                                        4,737
                                                            -----------------------------
Diluted Earnings Per Share
   Income available to common stockholders
     and assumed conversions                                $393                 841,824                $.47
                                                            ==================================================

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 18 --     Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents--The fair value of cash and cash equivalents approximates carrying value.

Securities Available for Sale--Fair values are based on quoted market prices.

Loans--For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FHLB Stock--Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Interest Receivable--The fair values of interest receivable approximate carrying values.

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

Other Borrowings--The fair value of other borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt. Fair value approximates carrying value.

Off-Balance Sheet Commitments--Commitments include commitments to originate mortgage loans, and extend lines of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                      HOME FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

The estimated fair values of the Company's financial instruments are as follows:


                                                2000                          1999
                                      --------------------------------------------------------
                                       Carrying          Fair        Carrying          Fair
June 30                                 Amount           Value        Amount           Value
----------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                $1,716         $1,716         $2,475          $2,475
Securities available for sale             7,712          7,712          8,288           8,288
Loans, net                               45,341         45,282         38,238          38,885
Stock in FHLB                               835            835            660             660
Interest receivable                         337            337            318             318

Liabilities

Deposits                                 38,542         38,494         32,657          32,937
Other borrowings                         13,500         13,331         13,200          13,127

Off-Balance Sheet Assets
  Commitments to extend credit

Note 19 --     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                        Condensed Balance Sheet

June 30                                                       2000         1999
--------------------------------------------------------------------------------
Assets
    Cash and cash equivalents                                $   56       $  109
    Securities available for sale                               465          617
    Premises and equipment                                       11           14
    Investment in subsidiary                                  6,498        6,242
    Other assets                                                206          143
                                                        ------------------------
          Total assets                                       $7,236       $7,125
                                                        ========================
Liabilities
    Other liabilities                                        $   54       $    2
Stockholders' Equity                                          7,182        7,123
                                                        ------------------------
          Total liabilities and stockholders' equity         $7,236       $7,125
                                                        ========================

                     Home Financial Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

                     Condensed Statement of Income

Year Ended June 30                                                2000         1999         1998
--------------------------------------------------------------------------------------------------
Income
   Interest income                                               $  42        $  48        $ 137
   Dividends from subsidiary                                       125          100
   Net realized gains (losses) on sales of
     available for sale securities                                 (18)           4          141
                                                                ----------------------------------
        Total income                                               149          152          278
                                                                ----------------------------------
Expenses
   Salaries and employee benefits                                   26           39           60
   Legal and professional fees                                      66           38           64
   Other expenses                                                   36           40           56
                                                                ----------------------------------
        Total expenses                                             128          117          180
                                                                ----------------------------------
Income before income tax benefit and equity in
   undistributed income of subsidiary                               21           35           98
Income tax benefit (expense)                                       (38)         (23)           7
                                                                ----------------------------------
Income before equity in undistributed income of subsidiary          59           58           91
Equity in undistributed income of subsidiary                       290           86          302
                                                                ----------------------------------
Net Income                                                       $ 349        $ 144        $ 393
                                                                ==================================



                   Condensed Statement of Cash Flows

Year Ended June 30                                              2000           1999           1998
-----------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                 $   349        $   144        $   393
   Adjustments to reconcile net income to net cash
     provided by operating activities                            (200)           (40)          (289)
                                                         ----------------------------------------------
        Net cash provided by operating activities                 149            104            104
                                                         ----------------------------------------------
Investing Activities
   Purchases of securities available for sale                     (58)        (1,848)
   Proceeds from sales of securities available for sale            77            485          1,895
   Purchases of premises and equipment                                                           (1)
                                                         ----------------------------------------------
Net cash provided by investing activities                          77            427             46
                                                         ----------------------------------------------
Financing Activities
   Dividends paid                                                 (96)           (94)           (85)
   Purchase of stock                                             (183)          (340)           (78)
                                                         ----------------------------------------------
        Net cash used by financing activities                    (279)          (434)          (163)
                                                         ----------------------------------------------
Net Change in Cash and Cash Equivalents                           (53)            97            (13)
Cash and Cash Equivalents at Beginning of Year                    109             12             25
                                                         ----------------------------------------------
Cash and Cash Equivalents at End of Year                      $    56        $   109        $    12
                                                         ==============================================