Form 10QSB
period 2000-09-30
HOME FINANCIAL BANCORP
filed 2000-11-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

                             279 East Morgan Street
                             Spencer, Indiana 47460
                    (Address of principal executive offices,
                               including Zip Code)

                                 (812) 829-2095
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of November 1, 2000 was 849,100.

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index

                                                                        Page No.

Forward Looking Statements                                                 2

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                    Consolidated  Condensed  Statement of Financial
                    Condition as of  September  30,  2000  and
                    June 30,  2000  (Unaudited)                             3

                    Consolidated  Condensed  Statement  of Income
                    for the three months ended September 30, 2000
                    and 1999 (Unaudited)                                    4

                    Consolidated Condensed Statement of Shareholders'
                    Equity for the three months ended September 30, 2000
                    and 1999 (Unaudited)                                    5

                    Consolidated Condensed Statement of Cash Flows for
                    the three months ended September 30, 2000 and 1999
                    (Unaudited)                                             6

                    Notes to Consolidated Condensed Financial Statements    8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                   10


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                            16
Item 2.       Changes in Securities                                        16
Item 3.       Defaults Upon Senior Securities                              16
Item 4.       Submission of Matters to a Vote of Security Holders          16
Item 5.       Other Information                                            16
Item 6.       Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                 17

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB ("Form 10-QSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.


                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                          September 30,                 June 30,
                                                             2000                         2000
                                                          ------------                -----------
                                                                        (Unaudited)
ASSETS

    Cash                                                  $     508,859            $     500,970
    Short-term interest-bearing deposits                      1,574,763                1,214,840
                                                          -------------            -------------
        Total cash and cash equivalents                       2,083,622                1,715,810
    Investment securities available for sale                  7,718,297                7,712,073
    Loans                                                    49,108,868               45,712,381
    Allowance for loan losses                                  (386,793)                (371,793)
                                                          -------------            -------------
        Net loans                                            48,722,075               45,340,588
    Real estate acquired for development                        467,985                  440,020
    Premises and equipment                                    1,946,571                1,920,452
    Federal Home Loan Bank Stock                                835,000                  835,000
    Interest receivable                                         356,319                  337,267
    Investment in limited partnership                           656,167                  662,167
    Other assets                                                509,166                  487,320
                                                          -------------            -------------
        Total assets                                      $  63,295,202            $  59,450,697
                                                          =============            =============

LIABILITIES

    Deposits
       Noninterest-bearing deposits                       $      683,633           $     663,747
       Interest-bearing deposits                              38,823,508              37,877,763
                                                          --------------           -------------
            Total deposits                                    39,507,141              38,541,510
    Advances from Federal Home Loan Bank and
        other borrowings                                      16,250,000              13,500,000
    Other liabilities                                            220,842                 226,713
                                                          --------------           -------------
        Total liabilities                                     55,977,983              52,268,223
                                                          --------------           -------------

SHAREHOLDERS' EQUITY
        Preferred stock, without par value:
             Authorized and unissued - 2,000,000 shares         - - - -                  - - - -
        Common stock, without par value:
             Authorized - 5,000,000 shares
             Issued - 849,100 shares and 857,400               4,016,183               4,055,732
    Retained earnings                                          3,878,661               3,828,322
    Unearned Compensation RRP                                   (124,907)               (137,381)
    Unearned ESOP shares                                        (203,134)               (213,854)
    Accumulated other comprehensive loss                        (249,584)               (350,345)
                                                          --------------           -------------
        Total shareholders' equity                             7,317,219               7,182,474
                                                          ---------------          -------------
        Total liabilities and shareholders' equity        $   63,295,202           $  59,450,697
                                                          ===============          =============


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                                                Three Months Ended
                                                                  September 30,
                                                       -------------     -------------
                                                              2000            1999
                                                       -------------     -------------
                                                                 (Unaudited)
Interest income
    Loans                                              $    1,174,348     $    934,819
    Deposits with financial institutions                       17,327           50,735
    Investment securities                                     129,458          121,142
    Federal Home Loan Bank stock                               17,841           14,722
                                                       --------------      -----------
        Total interest income                               1,338,974        1,121,418
                                                       --------------      ------------
Interest expense
    Deposits                                                  516,421          397,776
    Federal Home Loan Bank advances and
      other borrowings                                        217,029          206,383
                                                       --------------      -----------
        Total interest expense                                733,450          604,159
                                                       --------------      -----------
Net interest income                                           605,524          517,259
    Provision for losses on loans                              15,000           12,000
                                                       --------------      -----------
Net interest income after provision
    for losses on loans                                       590,524          505,259
                                                       --------------      -----------
Other income

    Service charges on deposit accounts                        41,758           35,907
    Gain on sale of real estate acquired for
      development                                              29,911            6,285
    Net realized loss on sales of available
      for sale securities                                        (115)             ---
    Equity in loss of limited partnership                      (6,000)             ---
    Other income                                                4,254            6,565
                                                       --------------      -----------
        Total other income                                     69,808           48,757
                                                       --------------      -----------
Other expenses

    Salaries and employee benefits                            271,361          225,700
    Net occupancy expenses                                     40,239           33,325
    Equipment expenses                                         27,968           45,027
    Deposit insurance expense                                   1,863            4,486
    Computer processing fees                                   59,832           44,024
    Printing and office supplies                                8,583           11,482
    Legal and accounting fees                                  40,442           18,372
    Director and committee fees                                15,250           14,250
    Advertising expense                                        17,523            7,821
    Other expenses                                             60,210           54,425
                                                       --------------     ------------
        Total noninterest expenses                            543,271          458,912
                                                       --------------     ------------
Income before income taxes                                    117,061           95,104
    Income tax expense                                         29,242           37,383
                                                       --------------     ------------
Net income                                             $       87,819     $     57,721
                                                       ==============     ============

Basic and diluted net income per share                    $       .11     $        .07
Dividend per share                                        $       .03     $        .03

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                                    2000              1999
                                                    ----              ----
                                                          (Unaudited)

Balance, July 1                                  $7,182,474        $7,123,223
Net income                                           87,819            57,721
Common stock repurchased                            (47,702)          (49,332)
Fair value adjustment of ESOP shares                  5,189             8,913
ESOP shares earned                                   10,720            10,119
RRP shares earned                                    12,474            11,230
Cash dividends                                      (34,516)          (26,586)
Net change in unrealized gain on securities
   available for sale                               100,761           (57,239)
                                                 ----------        ----------
Balance, September 30                            $7,317,219        $7,078,049
                                                 ==========        ==========


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSDIDIARY
                            OWEN COMMUNITY BANK, s.b.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                      Three Months Ended
                                                                         September 30,
                                                               -------------    -------------
                                                                     2000            1999
                                                               -------------    -------------
                                                                         (Unaudited)

OPERATING ACTIVITIES
Net income                                                     $     87,819     $      57,721
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                        15,000            12,000
    Depreciation                                                     40,554            59,800
    Investment securities loss                                          115             - - -
    Gain on sale of foreclosed assets                                (7,242)            - - -
    Gain on sale of real estate acquired for development            (29,911)           (6,285)
    Loss from operations of limited partnership                       6,000             - - -
    Change in interest receivable                                   (19,052)           (2,997)
    Fair value adjustment of ESOP shares                              5,189             8,913
    Amortization of unearned ESOP shares                             10,720            10,119
    Amortization of unearned RRP shares                              12,474            11,230
    Other adjustments                                               (79,719)          129,626
                                                               ------------     -------------
        Net cash provided by operating activities                    41,947           280,127
                                                               ------------     -------------

INVESTING ACTIVITIES
Purchases of securities available for sale                         (142,219)            - - -
Proceeds from sales of securities available for sale                 56,088             - - -
Purchases of Federal Home Loan Bank stock                             - - -           (75,000)
Proceeds from maturities and repayments of investment
     securities available for sale                                  242,067           459,306
Net changes in loans                                             (3,389,786)       (1,436,863)
Purchases of premises and equipment                                 (66,673)           (9,313)
Proceeds from sale of foreclosed assets                              87,400             - - -
Purchases of real estate for development                           (103,054)         (347,650)
Proceeds from sale of real estate acquired for
    development                                                       - - -            12,000
                                                                -----------     -------------
    Net cash used by investing activities                        (3,316,177)       (1,397,520)
                                                                -----------     -------------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                        791,499          (276,026)
    Certificates of deposit                                         174,132         2,746,491
Proceeds from Federal Home Loan Bank advances                     5,000,000         2,500,000
Repayment of Federal Home Loan Bank advances                     (2,500,000)       (1,000,000)
Proceeds from other borrowings                                      464,419           280,000
Repayment of other borrowings                                      (214,419)            - - -
Purchase of stock                                                   (47,702)          (49,332)
Cash dividends                                                      (25,887)          (26,586)

                                                               ------------     -------------
    Net cash provided by financing activities                     3,642,042         4,174,547
                                                               ------------     -------------



                                                                      Three Months Ended
                                                                          September 30,
                                                               -------------    -----------
                                                                     2000           1999
                                                               -------------    -----------
                                                                         (Unaudited)


NET CHANGE IN CASH AND CASH EQUIVALENTS                             367,812         3,057,154
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,715,810         2,474,803
                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  2,083,622     $   5,531,957
                                                               ============     =============

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                  $   733,449      $   604,159
Income tax paid                                                     32,668           41,654



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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of those expected for the remainder of the year.

NOTE B:  Earnings Per Share

Earnings per share (EPS) were computed as follows:

        For the Three Months Ended
                     September 30,     2000                                        1999
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders              $87,819       787,584      $  0.11          $57,721       811,084       $  0.07
                                                                =======                                      =======
Effect of Dilutive Securities              0             0                             0           515
                                     -------       -------                       -------       -------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders              $ 87,819      787,584      $  0.11           57,721       811,599       $  0.07
                                   ==========      =======      =======         ========       =======       =======




NOTE C:  Other Comprehensive Income

                                                                                     2000
                                                                                      Tax
For the Three Months Ended                                        Before-Tax       (Expense)      Net-of-Tax
September 30                                                        Amount          Benefit         Amount
Unrealized gains on securities:
  Unrealized holding gains arising during the year                $  166,735      $ (66,043)      $ 100,692
  Less: reclassification adjustment for losses realized in
    net income                                                          (115)            46             (69)
                                                                  ----------      ---------       ---------
         Other comprehensive income                               $  166,850      $ (66,089)      $ 100,761
                                                                  ==========      =========       =========

                                                                                     1999
                                                                                     Tax
For the Three Months Ended                                         Before-Tax      (Expense)      Net-of-Tax
September 30                                                       Amount           Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year               $  (94,787)     $  37,548       $ (57,239)
  Less: reclassification adjustment for gains (losses)
     realized in net income                                               --             --              --
                                                                  ----------      ---------       ---------
Other comprehensive loss                                          $  (94,787)     $  37,548       $ (57,239)
                                                                  ==========      =========       =========


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

BSF, Inc. ("BSF") is the wholly owned subsidiary of the Bank that engages in purchasing and developing large tracts of real estate. After land is purchased, BSF subdivides the real estate into lots, makes improvements such as streets and sells individual lots, usually on contract.

The Company's subsidiary Bank entered into a Partnership Agreement with Area Ten Development, Inc., a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of Cunot Apartments, L.P., a low income housing project. The total construction and development cost of the project was approximately $1.4 million. The Bank purchased a 99% limited partnership interest for approximately $700,000.

During the quarter, the Bank recorded $6,000 as its share of net operating losses from the project, reducing its net investment to $656,000 at September 30, 2000. Management has been advised that reconstruction of an eight-unit apartment building damaged in an April 25, 2000 fire is nearly completed and may be occupied again in January 2001. Income tax credits related to this investment reduced the Company's first quarter federal income tax expense by $24,000.

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

Financial Condition

Total assets increased 6.5%, to $63.3 million at September 30, 2000 compared to $59.5 million at June 30, 2000. Cash and short-term interest bearing deposits totaled $2.1 million; an increase of $368,000. Investment securities totaled $7.7 million at September 30 and June 30, 2000. During the three months ended September 30, 2000, total loans increased $3.4 million, or 7.4% to $49.1 million.

Deposits at September 30, 2000 were $39.5 million; an increase of $966,000 or 2.5% compared to three months earlier. Total borrowings increased $2.8 million to $16.3 million as of September 30, 2000.

Shareholders' equity was $7.3 million and 11.6% of total assets as of September 30, 2000, compared to $7.2 million and 12.1% of total assets as of June 30, 2000. Pursuant to a repurchase plan announced May 25, 2000, the Company purchased and retired 8,300 shares of common stock during fiscal first quarter 2001. The Company's net book value at September 30, 2000 was $8.62 per share based on 849,100 shares outstanding. Factors impacting shareholders' equity during the quarter included net income, a cash dividend, common stock repurchases, and a net increase in the market value of securities available for sale.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2000 and 1999

Net income for the first fiscal quarter ended September 30, 2000 increased 51.7% compared to the same period in 1999. Net income was $88,000, or $.11 per share based on an average of 787,584 basic and diluted shares outstanding. Net income for the same period last year was $58,000, or $.07 per share based on an average of 811,084 basic, and 811,599 diluted shares outstanding. Net income for the quarter was higher due to an increase in net interest income, increased gain from the sale of real estate acquired for development and lower income tax expense.

Interest income increased by $218,000 or 19.4%, to $1.3 million for the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000. This increase was partially offset by an increase in interest expense of $129,000 or 21.4%. Net interest income before the provision for loan losses was $606,000 for the three months ended September 30, 2000 compared to $517,000 for the 1999 period, an increase of 17.2%.

Non-interest income increased $21,000 or 42.9% compared to a year earlier primarily due to profit of $30,000 from the sale of real estate acquired for development. A net operating loss on the Bank's interest in the Cunot Apartments, L. P. partially offset the overall increase in non-interest income.

Non-interest expense increased 18.3% to $543,000 for the quarter ended September 30, 2000, compared to $459,000 for the same period a year earlier. The bulk of this increase can be traced to salaries and employee benefits, computer processing fees, and advertising expense. Compared to the same three-month period in 1999, salaries and employee benefit expense increased 20.2% to $271,000, computer processing fees increased 35.9% to $60,000, and advertising expense more than doubled to $18,000. However, the overall increase in non-interest expense was partially offset by a 37.9% decrease in equipment expense to $28,000.

Income tax credits related to the Bank's investment in Cunot Apartments, L.P. contributed $24,000 to the increase in net income for the quarter. Income tax expense for the first fiscal quarter of 2001 was $29,000, compared to $37,000 for the first fiscal quarter of 2000.

Asset Quality

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $15,000 for the quarter ended September 30, 2000 and $12,000 for the quarter ended September 30, 1999. At September 30, 2000, after net losses and recoveries, the allowance for loan losses was $387,000 or 0.79% of total loans, compared to $372,000 or 0.81% at June 30, 2000.

Management considered the allowance for loan losses at September 30, 2000, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 2000 and September 30, 1999:

Balance, July 1, 2000         $371,793    Balance, July 1, 1999        $336,235
Provision for loan losses       15,000    Provision for loan losses      12,000
Recoveries                         --     Recoveries                         --
Loans charged off                  --     Loans charged off               5,472
                              --------                                  --------

Balance, September 30, 2000   $386,793    Balance, September 30, 1999   $342,763
                              ========                                  ========

Total non-performing loans were $643,000 or 1.3% of total loans at September 30, 2000 compared to $395,000 or 0.9% of total loans at June 30, 2000. Real estate acquired through foreclosure totaled $53,000 at September 30, 2000, compared to $35,000 at June 30, 2000. No other repossessed assets existed at September 30, 2000 or June 30, 2000. Total non-performing assets were $696,000 or 1.1% of assets at September 30, 2000.

At September 30, 2000, unrealized market loss on equity securities available for sale was $198,000. A deferred tax asset of $78,000 relates to unrealized tax benefits associated with these below-market securities. In future periods, the Company may need to establish a valuation allowance for any deferred tax asset amount associated with below-market equity securities if it is more likely than not that the deferred tax asset will not be realized. The establishment of this valuation allowance would increase income tax expense and lower net income.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 2000 and June 30, 2000, cash and interest-bearing deposits totaled $2.1 million and $1.7 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $7.0 million at the end of the first quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $3.3 million of unused credit available from the FHLB. At September 30, 2000, borrowing from the FHLB totaled $15.7 million.

At September 30, 2000, borrowings other than FHLB advances totaled $550,000. The Bank's service corporation, BSF, Inc., borrowed $400,000 for purposes of purchasing land for use in its real estate development operations. A line of credit balance of $150,000 outstanding at quarter-end funded certain holding company activities.

Shareholders' equity was $7.3 million or 11.6% of total assets at September 30, 2000, compared to $7.2 million or 12.1% of total assets at June 30, 2000. Book value at September 30, 2000 was $8.62 per share based on 849,100 outstanding shares. All regulatory capital requirements for the Bank were met as of September 30, 2000. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's current charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of September 30, 2000.


                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 ----------- ---------- ----------- ----------- ----------- ----------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 ----------- ---------- ----------- ----------- ----------- ----------

Total capital *(to risk weighted assets)            $6,869      17.7%     $3,105        8.0%        $3,881    10.0%
Tier 1 capital *(to risk weighted assets)            6,482      16.7%      1,552        4.0%         2,328     6.0%
Tier 1 capital *(to total assets)                    6,482      10.5%      2,484        4.0%         3,105     5.0%


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

Asset/Liability Management

The Bank's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets re-price differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

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

At September 30, 2000, it was estimated that the Bank's MV would decrease 30.5% and 67.7% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 19.0% and 42.7% for the same increases at September 30, 1999. The Bank's MV at September 30, 2000 would increase 4.2% and 2.4% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have decreased MV 1.0% and 4.5% respectively.

Presented below, as of September 30, 2000 and 1999, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                               September 30, 2000
                        Market Value Summary Performance

                                                                                        MV as % of
                                                                                   Present Value (PV)
           Change                            Market Value                               of Assets
           In Rates       $ Amount            $ Change          % Change       MV Ratio       Change
           --------       --------            --------          --------       --------       ------
                                    (Dollars in thousands)

          +400 bp*         $2,225             $(4,654)          (67.66)%         4.03%        (705) bp
          +200 bp           4,781              (2,098)          (30.50)          8.13         (295) bp
             0 bp           6,879                   0             0.00          11.08          ----
          -200 bp           7,169                 290             4.22          11.28           20  bp
          -400 bp           7,047                 168             2.44          10.92          (16) bp
*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock MV Ratio:  MV as % of PV of Assets       11.08%
                  Exposure Measure:  Post-Shock MV Ratio              8.13%
                  Sensitivity Measure:  Change in MV Ratio           295 bp


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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                            None.
Item 2.  Changes in Securities.                                        None.
Item 3.  Defaults Upon Senior Securities.                              None.

Item 4.  Submission of Matters to Vote of Security Holders.

On October 10, 2000, the Company held its fifth annual meeting of shareholders at which time matters submitted to a vote of stockholders included an election of three Company directors, and ratification of the appointment of Olive LLP as auditors for the fiscal year ending June 30, 2001.

All three director nominees were elected, and the appointment of auditors was also approved and ratified by a majority of 852,100 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

            Director Nominees      For       Against      Abstain    Non-Vote
            -----------------      ---       -------      -------    --------
John T. Gillaspy - 3 years       686,382      14,772         -       150,946

Gary M. Monnett - 3 years        676,182      24,972         -       150,946

Robert W. Raper - 3 years        686,062      15,092         -       150,946

    Other Matters

Auditors                         686,382      13,450      1,322      150,946

The other directors continuing in office after the annual meeting are Charles W. Chambers, Kurt J. Meier, Stephen Parrish, Kurt D.
Rosenberger, Frank R. Stewart and Tad Wilson.

Item 5.  Other Information.                                            None.
Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

              3(1). The  Articles  of   Incorporation   of  the  Registrant  are
                    incorporated   by   reference   to   Exhibit   3(1)  to  the
                    Registration Statement on Form S-1 (Registration No. 333-1746).

              3(2). By-Laws of the Registrant are  incorporated  by reference to
                    Exhibit 3(2) to the Report on Form 10-QSB for the period ended March 31, 1997.

              27.   Financial Data Schedule (filed electronically).

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ended September 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HOME FINANCIAL BANCORP


Date:    November 13, 2000                  By:/s/Kurt J. Meier
                                               -----------------------
                                               Kurt J. Meier
                                               President and
                                               Chief Executive Officer




Date:    November 13, 2000                  By:/s/Kurt D. Roseberger
                                               -----------------------
                                               Kurt D. Rosenberger
                                               Vice President and
                                               Chief Financial Officer