Form 10QSB
period 2000-12-31
HOME FINANCIAL BANCORP
filed 2001-02-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________ TO ___________________

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
                             ----------------------
               (Exact name of registrant specified in its charter)

      Indiana                                                 35-1975585
--------------------                                     -----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 2001 was 1,698,200.

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index

                                                                        Page No.
                                                                        --------
Forward Looking Statements                                                  2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Statement of Financial
            Condition as of December 31, 2000 and June 30, 2000
            (Unaudited)                                                     3

            Consolidated Condensed Statement of Income for the three
            months ended December 31, 2000 and 1999
            (Unaudited)                                                     4

            Consolidated Condensed Statement of Income for the six
            months ended December 31, 2000 and 1999
            (Unaudited)                                                     5

            Consolidated Condensed Statement of Shareholders' Equity
            for the six months ended December
            31, 2000 and 1999 (Unaudited)                                   6

            Consolidated Condensed Statement of Cash Flows for the
            six months ended December 31, 2000 and 1999
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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                  December 31,               June 30,
                                                                      2000                     2000
                                                                      ----                     ----
                                                                               (Unaudited)
ASSETS
ASSETS
    Cash                                                          $     604,326            $     500,970
    Short-term interest-bearing deposits                              1,839,234                1,214,840
                                                             ------------------------------------------------
        Total cash and cash equivalents                               2,443,560                1,715,810
    Investment securities available for sale                          6,579,202                7,712,073
    Loans                                                            50,567,463               45,712,381
    Allowance for loan losses                                          (385,523)                (371,793)
                                                             ------------------------------------------------
        Net loans                                                    50,181,940               45,340,588
    Real estate acquired for development                                374,672                  440,020
    Premises and equipment                                            1,924,869                1,920,452
    Federal Home Loan Bank Stock                                        900,000                  835,000
    Interest receivable                                                 391,074                  337,267
    Investment in limited partnership                                   644,167                  662,167
    Other assets                                                        509,658                  487,320
                                                             ------------------------------------------------
        Total assets                                              $  63,949,142            $  59,450,697
                                                             ================================================

LIABILITIES
    Deposits
    Noninterest-bearing deposits                                  $     593,178            $     663,747
    Interest-bearing deposits                                        37,840,484               37,877,763
                                                             ------------------------------------------------
            Total deposits                                           38,433,662               38,541,510
    Advances from Federal Home Loan Bank and
            other borrowings                                         17,800,266               13,500,000
    Other liabilities                                                   185,255                  226,713
                                                             ------------------------------------------------
        Total liabilities                                            56,419,182               52,268,223
                                                             ------------------------------------------------

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                      - - - -                  - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,698,200 shares and 1,714,800                       4,022,293                4,055,732
    Retained earnings                                                 3,982,330                3,828,322
    Unearned Compensation RRP                                          (113,509)                (137,381)
    Unearned ESOP shares                                               (192,415)                (213,854)
    Accumulated other comprehensive loss                               (168,739)                (350,345)
                                                             ------------------------------------------------
        Total shareholders' equity                                    7,529,960                7,182,474
                                                             ------------------------------------------------
        Total liabilities and shareholders' equity                $  63,949,142            $  59,450,697
                                                             ================================================


See notes to consolidated condensed financial statements.



                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                                                           Three Months Ended
                                                                              December 31,
                                                             ----------------------------------------------
                                                                     2000                      1999
                                                             ----------------------------------------------
                                                                               (Unaudited)
Interest income
    Loans                                                         $   1,265,671            $    994,801
    Deposits with financial institutions                                 34,275                  32,592
    Investment securities                                               124,870                 137,267
    Federal Home Loan Bank stock                                         18,074                  14,958
                                                             ------------------------------------------------
        Total interest income                                         1,442,890               1,179,618
                                                             ------------------------------------------------
Interest expense
    Deposits                                                            537,664                 408,223
    Advances from Federal Home Loan Bank and
          other borrowings                                              268,274                 197,866
                                                             ------------------------------------------------
        Total interest expense                                          805,938                 606,089
                                                             ------------------------------------------------
Net interest income                                                     636,952                 573,529
    Provision for losses on loans                                        15,000                  12,000
                                                             ------------------------------------------------
Net interest income after provision for losses on loans                 621,952                 561,529
                                                             ------------------------------------------------
Other income
    Service charges on deposit accounts                                  43,859                  33,845
    Gain (loss) on sale of real estate acquired for
          development                                                    11,491                    (541)
    Net realized gains on sales of available for sale
          securities                                                     70,981                     ---
    Equity in loss of limited partnership                               (12,000)                (21,613)
    Other income                                                         19,018                  21,007
                                                             ------------------------------------------------
        Total other income                                              133,349                  32,698
                                                             ------------------------------------------------
Other expenses
    Salaries and employee benefits                                      268,989                 217,684
    Net occupancy expenses                                               44,899                  37,890
    Equipment expenses                                                   25,658                  43,776
    Deposit insurance expense                                             1,929                   4,801
    Computer processing fees                                             62,900                  43,895
    Legal and accounting fees                                            44,366                  43,013
    Printing and supplies                                                12,812                  12,544
    Director and committee fees                                          14,250                  14,250
    Advertising expense                                                  11,068                   8,785
    Other expenses                                                       88,135                  66,392
                                                             ------------------------------------------------
        Total noninterest expenses                                      575,006                 493,030
                                                             ------------------------------------------------
Income before income taxes                                              180,295                 101,197
    Income tax expense                                                   45,900                  27,406
                                                             ------------------------------------------------
Net income                                                        $     134,395            $     73,791
                                                             ================================================

Basic and diluted net income per share                            $         .09            $        .05

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                                                            Six Months Ended
                                                                              December 31,
                                                             ----------------------------------------------
                                                                      2000                     1999
                                                             ----------------------------------------------
                                                                                (Unaudited)
Interest income
    Loans                                                         $   2,440,019            $  1,929,620
    Interest-bearing deposits                                            51,602                  83,327
    Investment securities                                               254,328                 258,409
    Other interest and dividend income                                   35,915                  29,680
                                                             ------------------------------------------------
        Total interest income                                         2,781,864               2,301,036
                                                             ------------------------------------------------
Interest expense
    Deposits                                                          1,054,085                 805,999
    Advances from Federal Home Loan Bank and
      other borrowings                                                  485,303                 404,249
                                                             ------------------------------------------------
        Total interest expense                                        1,539,388               1,210,248
                                                             ------------------------------------------------
Net interest income                                                   1,242,476               1,090,788
    Provision for losses on loans                                        30,000                  24,000
                                                             ------------------------------------------------
Net interest income after provision for losses on loans               1,212,476               1,066,788
                                                             ------------------------------------------------
Other income
    Service charges on deposit accounts                                  85,617                  69,752
    Gain on sale of real estate acquired for
      development                                                        41,402                   5,744
    Net realized gains on sales of securities available for
      sale securities                                                    70,866                     ---
    Equity in loss of limited partnership                               (18,000)                (21,613)
    Other income                                                         23,272                  27,572
                                                             ------------------------------------------------
        Total other income                                              203,157                  81,455
                                                             ------------------------------------------------
Other expenses
    Salaries and employee benefits                                      540,350                 443,384
    Net occupancy expenses                                               85,138                  71,215
    Equipment expenses                                                   53,626                  88,803
    Deposit insurance expense                                             3,792                   9,287
    Computer processing fees                                            122,732                  87,919
    Legal and accounting fees                                            84,808                  61,385
    Printing and supplies                                                21,395                  24,026
    Director and committee fees                                          29,500                  28,500
    Advertising expenses                                                 28,591                  16,606
    Other expenses                                                      148,345                 120,917
                                                             ------------------------------------------------
        Total noninterest expenses                                    1,118,277                 952,042
                                                             ------------------------------------------------
Income before income taxes                                              297,356                 196,201
    Income tax expense                                                   75,142                  64,789
                                                             ------------------------------------------------
Net income                                                        $     222,214            $    131,412
                                                             ================================================

Basic and diluted net income per share                            $         .14            $        .08

See notes to consolidated condensed financial statements.


                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                     2000                      1999
                                                                     ----                      ----
                                                                              (Unaudited)
Balance, July 1                                                   $7,182,474              $7,123,223
Net income                                                           222,214                 131,412
Common stock repurchased                                             (47,702)                (71,351)
Fair value adjustment of ESOP shares                                   8,061                  16,710
ESOP shares earned                                                    21,439                  20,237
RRP shares earned                                                     23,872                  22,353
Net change in unrealized loss on securities                          181,606                (130,458)
Cash dividends                                                       (62,004)                (53,004)
                                                             --------------------------------------------
Balance, December 31                                              $7,529,960              $7,059,122
                                                             ============================================


See notes to consolidated condensed financial statements.


                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                                            Six Months Ended
                                                                              December 31,
                                                             ----------------------------------------------
                                                                     2000                     1999
                                                             ----------------------------------------------
                                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                                        $    222,214             $    131,412
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                           30,000                   24,000
    Depreciation                                                        79,531                  116,525
    Investment securities gains                                        (70,866)                     ---
    Gain on sale of foreclosed assets                                   (7,242)                     ---
    Gain on sale of real estate for development                        (41,403)                  (5,744)
    Loss from operations of limited partnership                         18,000                   21,613
    Change in interest receivable                                      (53,807)                  13,514
    Fair value adjustment of ESOP shares                                 8,061                   16,710
    Amortization of unearned ESOP shares                                21,439                   20,237
    Amortization of unearned RRP shares                                 23,872                   22,353
    Other adjustments                                                  (35,544)                 267,473
                                                             -----------------------------------------------
        Net cash provided by operating activities                      194,255                  628,093
                                                             -----------------------------------------------

INVESTING ACTIVITIES
Purchases of securities available for sale                            (590,000)                (950,847)
Proceeds from sales of securities available for sale                 1,651,170                      ---
Proceeds from maturities and repayments of investment
    securities available for sale                                      434,203                  803,114
Net changes in loans                                                (4,986,394)              (3,943,286)
Purchases of Federal Home Loan Bank of Indianapolis
    Stock                                                              (65,000)                (100,000)
Purchases of premises and equipment                                    (83,948)                 (12,507)
Proceeds from real estate owned sales                                   87,400                      ---
Purchases of real estate for development                              (113,058)                (383,654)
Proceeds from sale of real estate acquired for
    development                                                        114,809                   12,000
                                                             -----------------------------------------------
    Net cash used by investing activities                           (3,550,818)              (4,575,180)
                                                             -----------------------------------------------
FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                         1,459,410               (1,083,817)
    Certificates of deposit                                         (1,567,258)               2,674,680
Proceeds from Federal Home Loan Bank advances                        9,000,000                5,000,000
Repayment of Federal Home Loan Bank advances                        (4,700,000)              (3,000,000)
Proceeds from other borrowings                                         729,419                  280,000
Repayment of other borrowings                                         (729,153)                     ---
Purchase of stock                                                      (47,702)                 (71,351)
Cash dividends                                                         (60,403)                 (53,004)
                                                             -----------------------------------------------
    Net cash provided by financing activities                        4,084,313                3,746,508
                                                             -----------------------------------------------


                                                                            Six Months Ended
                                                                              December 31,
                                                             ----------------------------------------------
                                                                     2000                     1999
                                                             ----------------------------------------------
                                                                              (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                727,750                 (200,579)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,715,810                2,474,803
                                                             -----------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  2,443,560             $  2,274,224
                                                             ===============================================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                     $  1,531,763             $  1,210,248
Income tax paid                                                         98,894                   55,610


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of those expected for the remainder of the year.

NOTE B: Stockholders' Equity

On December 5, 2000, the Company approved a 2-for-1 stock split, under which every share of its common stock outstanding at the close of business on December 18, 2000 was converted into two shares of common stock. The additional certificates were distributed to stockholders on January 10, 2001. As a result of the stock split, the number of shares outstanding increased from 849,100 to 1,689,200 shares. Unless otherwise noted, all share and per share data have been restated for the 2-for-1 stock split.

NOTE C: Earnings Per Share

Earnings per share (EPS) were computed as follows:

 For the Three Months Ended
               December 31,                    2000                                       1999
                               -----------------------------------         ----------------------------------
                                             Weighted       Per                         Weighted       Per
                                  Net        Average       Share             Net        Average       Share
                                Income        Shares       Amount           Income       Shares       Amount
                               -----------------------------------         ----------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders        $134,395     1,573,459      $  0.09         $73,791     1,617,724      $  0.05
                                                           =======                                    =======
Effect of Dilutive Securities         0         1,575                            0             0
                               ----------------------                      ---------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders        $134,395     1,575,034      $  0.09         $73,791     1,617,724      $  0.05
                               ===================================         ==================================


 For the Six Months Ended
             December 31,                     2000                                       1999
                               -----------------------------------         ----------------------------------
                                             Weighted       Per                         Weighted       Per
                                  Net        Average       Share             Net        Average       Share
                                Income        Shares       Amount           Income       Shares       Amount
                               -----------------------------------         ----------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders        $222,214     1,574,314      $  0.14        $131,412     1,619,910      $  0.08
                                                           =======                                    =======
Effect of Dilutive Securities          0          787                            0           290
                               ----------------------                      ---------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders        $222,214     1,575,101      $  0.14        $131,412     1,620,200      $  0.08
                               ===================================        ===================================


NOTE D:  Other Comprehensive Income

                                                                                               2000
                                                                                                Tax
For the Three Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
Unrealized gains on securities:
  Unrealized holding gains arising during the year                          $ 204,829       $ (81,112)      $ 123,717
  Less: reclassification adjustment for gains realized in
    net income                                                                 70,981         (28,109)         42,872
                                                                            ---------        --------       ---------
Other comprehensive income                                                  $ 133,848        $(53,003)      $  80,845
                                                                            =========================================


                                                                                               1999
                                                                                                Tax
For the Three Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                         $(121,224)      $  48,005       $ (73,219)
  Less: reclassification adjustment for gains realized in
    net income
                                                                                   --              --              --
                                                                            ---------       ---------       ---------
Other comprehensive loss                                                    $(121,224)      $  48,005       $ (73,219)
                                                                            =========================================


                                                                                               2000
                                                                                                Tax
For the Six Months Ended                                                    Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
Unrealized gains on securities:
  Unrealized holding gains arising during the year                          $ 371,538      $ (147,129)      $ 224,409
  Less: reclassification adjustment for gains realized in
    net income                                                                 70,866         (28,063)         42,803
                                                                            ---------       ---------       ---------
Other comprehensive income                                                  $ 300,672       $(119,066)      $ 181,606
                                                                            =========================================


                                                                                               1999
                                                                                                 Tax
For the Six Months Ended                                                    Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                         $(216,026)      $  85,568       $(130,458)
  Less: reclassification adjustment for gains realized in
    net income                                                                     --              --              --
                                                                            ---------       ---------       ---------
Other comprehensive loss                                                    $(216,026)      $  85,568       $(130,458)
                                                                            =========================================

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

BSF, Inc. ("BSF") is the wholly owned subsidiary of the Bank, which engages in purchasing and developing large tracts of real estate. After land is purchased, BSF subdivides the real estate into lots, makes improvements such as streets and sells individual lots, usually on contract.

The Company's subsidiary Bank entered into a Partnership Agreement with Area Ten Development, Inc., a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of Cunot Apartments, L.P., a low income senior housing project. The total cost of the project was approximately $1.4 million. The Bank purchased a 99% limited partnership interest for approximately $700,000.

During the quarter, the Bank recorded $12,000 as its share of net operating losses from the project, reducing its net investment to $644,000 at December 31, 2000. An eight-unit building damaged by fire on April 25, 2000 has been reconstructed and is re-occupied. Management has been advised that the project's eligibility for tax credits is unaffected by the fire.

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

Financial Condition

Total assets increased 7.6%, to $63.9 million at December 31, 2000 compared to $59.5 million at June 30, 2000. Cash and short-term interest bearing deposits totaled $2.4 million, a 42.4% increase. Investment securities totaled $6.6 million at December 31, 2000. This is a decrease of $1.1 million or 14.7% since June 30, 2000. Loans increased $4.9 million, or 10.6%, during the first six months of fiscal 2001 and totaled $50.6 million at December 31, 2000. Half of this increase or $2.5 million came from indirect mobile and modular loans, which totaled $3.1 million. Loan growth was funded primarily through the sale of investments available for sale, cash from operations, and additional borrowings.

Real estate acquired for development decreased $65,000 to $375,000 during the six months ended December 31, 2000. This decrease reflects the net result of land transactions by the Bank's subsidiary service corporation, BSF, Inc., as part of its real estate development activities.

At December 31, 2000, deposits were $38.4 million, a decrease of $108,000 compared to levels reported six months earlier. Deposits fell modestly near the end of the second quarter as certain higher costing certificates of deposit matured. Borrowings increased 31.9% to $17.8 million as of December 31, 2000 compared to $13.5 million at June 30, 2000.

Shareholders' equity was $7.5 million or 11.8% of total assets at December 31, 2000 compared to $7.2 million and 12.1% of total assets as of June 30, 2000. The Company's book value per share was $4.43 at December 31, 2000, based on 1,698,200 shares outstanding. Factors impacting shareholders' equity during the quarter included net income, cash dividends, common stock repurchases, and a net increase in the market value of securities available for sale.

During the six months ended December 31, 2000, the Company repurchased and retired 16,600 shares of its common stock. These stock purchases were made pursuant to a stock repurchase plan announced on May 8, 2000. In addition, a two for one stock split was declared on December 5, 2000 for shareholders of record on December 18, 2000 and distributed on January 10, 2001.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999

Net income for the second fiscal quarter ended December 31, 2000 was $134,000, or $.09 diluted earnings per common share. Net income for the same period last year was $74,000, or $.05 diluted earnings per common share. Second quarter net income was higher due to increases in interest income from loans and non-interest income.

Interest income from loans increased $271,000 or 27.2% to $1.3 million for the three months ended December 31, 2000, compared to the same period in 1999. This increase stems from a higher volume of loans outstanding and an increase in the average yield earned. The increase in interest income was partially offset by a $200,000 or 33% increase in interest expense. Net interest income before the provision for loan losses increased $63,000 or 11.1% to $637,000 for the three months ended December 31, 2000, compared to the same period ended December 31, 1999.

Income tax credits related to the Bank's investment in a local low-income senior housing development reduced federal income tax expense by $24,000 for the quarter. The effective combined federal and state income tax rate was approximately 26% and 27% for the three months ended December 31, 2000 and 1999.

Non-interest income increased by $100,000 and totaled $133,000 for the quarter, compared to $33,000 for the second quarter last year. Most of this increase is traced to a $71,000 net gain on sale of investment securities available for sale during the quarter. Gain on sale of real estate acquired for development was $11,000 for the second quarter, compared to a small loss for the same period last year. Also contributing to the increase in non-interest income, service charge income from deposit accounts increased $10,000 or 29.6%. For the three months ended December 31, 2000, income from service charges on deposit accounts totaled $44,000.

Total non-interest expense increased 16.6% to $575,000 for the quarter ended December 31, 2000, compared to $493,000 for the same period last year. Continued overall Bank growth led to this increase. Computer processing expense increased $19,000 or 43.3%. In addition, salaries and employee benefits increased $51,000 or 23.6%. The overall increase in non-interest expense was partially offset by a $18,000 or 41.4% decrease in equipment expense.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2000 and 1999

Fiscal year-to-date net income grew 69.5% to $222,000 or $.14 diluted earnings per common share, compared to $131,000 or $.08 diluted earnings per common share for the same period a year earlier. The increase in net income was primarily a product of increases in loan interest income and non-interest income.

Net interest income before the provision for loan losses increased $151,000 or 13.9% to $1.2 million, compared to the six-month period ended December 31, 1999. Interest income from loans increased $510,000 or 26.5% to $2.4 million. This increase is attributed to a higher volume of loans outstanding and an increase in the average yield earned compared to the same period a year earlier. The combined interest income from investment securities available for sale and interest-earning deposits for the six months ended December 31, 2000 decreased $36,000 to $306,000. This decrease is attributed to lower average balances for mortgage-backed securities and interest-earning deposits.

Non-interest income more than doubled to $203,000 for the first half of fiscal 2001 compared to $81,000 for the same period last year. Much of this increase came from gain on sale of investment securities available for sale, which totaled $71,000 for the six months ended December 31, 2000. No similar investment sales occurred during the same period a year ago. In addition, gain on sale of real estate acquired for development increased to $41,000 compared to $6,000 last year. Service charges on deposit accounts increased $16,000 or 22.7% to $86,000 compared to the same two-quarter period a year earlier. This increase primarily resulted from an increase in the number of service fee producing deposit accounts. Since December 31, 1999, the number of checking accounts serviced increased by approximately 30%.

Non-interest expense increased $166,000 or 17.4% to $1.1 million for the six months ended December 31, 2000, compared to $952,000 for the same period ended December 31, 1999. A significant portion of this increase is attributed to the Bank's continued overall growth. Advertising expense and computer processing fees increased by 72.2% and 39.6% respectively. In addition, salaries and employee benefits increased $97,000 or 21.9% to $540,000 as a result of group insurance premium increases, pay increases, and new employees hired during the past year. The overall increase in non-interest expense was partially offset by a $35,000 or 40% decrease in equipment expense.

For the six months ended December 31, 2000, income tax expense was $75,000, compared to $65,000 for the same period in fiscal year 2000. The effective combined federal and state income tax rate for the first half of the year was approximately 25%, compared to approximately 33% for the same period a year earlier. The increased income tax was a consequence of increased earnings this year versus the comparable period last year. The increase in income tax for the current period was partially offset by $48,000 in income tax credits recognized for the six-month period ended December 31, 2000 compared to $14,000 for the same period ended December 31, 1999.

Asset Quality

Management has established valuation allowance sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $15,000 for the quarter ended December 31, 2000 and $12,000 for the quarter ended December 31, 1999. For the six-month periods ended December 31, 2000 and 1999, loan loss provisions were $30,000 and $24,000, respectively. At December 31, 2000, after net losses and recoveries, the allowance for loan losses was $386,000 or 0.76% of total loans, compared to $344,000 or 0.81% of loans at December 31, 1999 and $372,000 or 0.81% of loans at June 30, 2000.

Management considered the allowance for loan losses at December 31, 2000, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table compares activity in the allowance for loan losses for the six months ended December 31, 2000 and 1999.

Balance, July 1, 2000        $371,793      Balance, July 1, 1999       $336,235
Provision for loan losses      30,000      Provision for loan losses     24,000
Recoveries                         --      Recoveries                        --
Loans charged off             (16,270)     Loans charged off            (15,942)
                             --------                                  --------
Balance, December 31, 2000   $385,523      Balance, December 31, 1999  $344,293
                             ========                                  ========

Total non-performing loans were $403,000 or 0.80% of total loans at December 31, 2000 compared to $395,000 or 0.86% of total loans at June 30, 2000. Real estate acquired through foreclosure ("REO") totaled $174,000 and other repossessed assets totaled $10,000 at December 31, 2000. At June 30, 2000, total repossessed properties consisted of $35,000 in REO. Total non-performing assets were $587,000 or 0.92% of assets at December 31, 2000, compared to $155,000 or 0.27%
of assets at December 31, 1999 and $430,000 or 0.72% at June 30, 2000.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 2000 and June 30, 2000, cash and interest-bearing deposits totaled $2.4 million and $1.7 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $7.8 million at the end of the second quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $4.5 million of unused credit available from the FHLB. At December 31, 2000, borrowing from the FHLB totaled $17.5 million.

At December 31, 2000, borrowings other than FHLB advances totaled $300,000, an increase of $20,000 compared to a year earlier. The Bank's service corporation, BSF, Inc., borrowed these funds primarily for purposes of purchasing land for use in its real estate development operations.

Shareholders' equity was $7.5 million or 11.8% of total assets at December 31, 2000, compared to $7.2 million and 12.1% of total assets at June 30, 2000. The Company's book value per share was $4.43 at December 31, 2000 based on 1,698,200 shares outstanding. Book value per share at June 30, 2000 was $4.19 based on 1,714,800 shares outstanding.

All regulatory capital requirements for the Bank are currently met. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's current charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of December 31, 2000.

                                                                          Required For            Required To Be
                                                         Actual           Adequate Capital*       Well Capitalized*
                                                 --------------------------------------------------------------------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 --------------------------------------------------------------------
Total capital *(to risk weighted assets)           $6,926      17.6%      $3,144       8.0%       $3,930      10.0%

Tier 1 capital *(to risk weighted assets)           6,541      16.7%       1,572       4.0%        2,358       6.0%

Tier 1 capital *(to total assets)                   6,541      10.4%       2,519       4.0%        3,134       5.0%

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

At September 30, 2000, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's MV would decrease 30.5% and 67.7% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 19.0% and 42.7% for the same increases at September 30, 1999. The Bank's MV at September 30, 2000 would increase 4.2% and 2.4% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have decreased MV 1.0% and 4.5% respectively.

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
             Sensitivity Measure:  Change in MV Ratio                     185 bp



Since September 30, 2000, the Bank has experienced several balance sheet changes. The full impact of these changes on the Bank's interest rate risk position as compared to the analysis presented above is uncertain. However, management does not believe these changes will result in an unacceptable interest rate risk position for the Bank.

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

Shares voted at the October 10, 2000 annual meeting as discussed in the following paragraph and presented in the table below do not reflect the stock split declared on December 5, 2000.

All three director nominees were elected, and the appointment of auditors was also approved and ratified by a majority of 852,100 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

        Director Nominees            For       Against      Abstain    Non-Vote
        -----------------            ---       -------      -------    --------
John T. Gillaspy - 3 years         686,382     14,772             -     150,946
Gary M. Monnett - 3 years          676,182     24,972             -     150,946
Robert W. Raper - 3 years          686,062     15,092             -     150,946
          Other Matters
          -------------
Auditors                           686,382     13,450         1,322     150,946


The following directors continued in office after the annual meeting: Frank R. Stewart, Charles W. Chambers, Tad Wilson, Stephen Parrish, Kurt J. Meier and Kurt D. Rosenberger.

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

              27.   Financial Data Schedule (filed electronically).

         (b)  Reports  on Form 8-K
              There were two reports on Form 8-K filed during the period ended December 31,2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HOME FINANCIAL BANCORP


Date:   February 14, 2001                   By:/s/ Kurt J. Meier
                                               ---------------------------------
                                                    Kurt J. Meier
                                                    President and
                                                    Chief Executive Officer




Date:   February 14, 2001                   By:/s/ Kurt D. Rosenberger
                                               ---------------------------------
                                                    Kurt D. Rosenberger
                                                    Vice President and
                                                    Chief Financial Officer