Form 10QSB
period 2001-03-31
HOME FINANCIAL BANCORP
filed 2001-05-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE    ACT   OF   1934   FOR   THE    TRANSITION    PERIOD   FROM ____
     TO ___________

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
                             ----------------------
               (Exact name of registrant specified in its charter)

                Indiana                                     35-1975585
-----------------------------------------        -------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 1, 2001 was 1,359,050.

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index
                                                                        Page No.
                                                                        --------
Forward Looking Statements                                                 2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Condensed Statement of Financial
              Condition as of March 31, 2001 and June 30, 2000
              (Unaudited)                                                  3

              Consolidated Condensed Statement of Income for the three months ended March 31, 2001 and 2000
              (Unaudited)                                                  4

              Consolidated Condensed Statement of Income for the nine
              months ended March 31, 2001 and 2000
              (Unaudited)                                                  5

              Consolidated Condensed Statement of Shareholders' Equity
              for the nine months ended March
              31, 2001 and 2000 (Unaudited)                                6

              Consolidated Condensed Statement of Cash Flows for the
              nine months ended March 31, 2001 and 2000
              (Unaudited)                                                  7

              Notes to Consolidated Condensed Financial Statements         9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                      12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               19
Item 2.   Changes in Securities                                           19
Item 3.   Defaults Upon Senior Securities                                 19
Item 4.   Submission of Matters to a Vote of Security Holders             19
Item 5.   Other Information                                               19
Item 6.   Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                20

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                          March 31,                  June 30,
                                                                            2001                       2000
                                                                            ----                       ----
                                                                                      (Unaudited)
ASSETS
    Cash                                                                 $     425,239            $     500,970
    Short-term interest-bearing deposits                                     3,098,467                1,214,840
                                                                  ---------------------------------------------------
        Total cash and cash equivalents                                      3,523,706                1,715,810
    Investment securities available for sale                                 6,643,894                7,712,073
    Loans                                                                   53,144,258               45,712,381
    Allowance for loan losses                                                 (400,523)                (371,793)
                                                                  ---------------------------------------------------
        Net loans                                                           52,743,735               45,340,588
    Real estate acquired for development                                       435,588                  440,020
    Premises and equipment                                                   1,895,787                1,920,452
    Federal Home Loan Bank Stock                                             1,100,000                  835,000
    Interest receivable                                                        367,890                  337,267
    Investment in limited partnership                                          629,167                  662,167
    Other assets                                                               364,255                  487,320
                                                                  ---------------------------------------------------
        Total assets                                                     $  67,704,022            $  59,450,697
                                                                  ===================================================

LIABILITIES
    Deposits
    Noninterest-bearing deposits                                         $     696,456            $     663,447
    Interest-bearing deposits                                               38,436,167               37,878,063
                                                                  ---------------------------------------------------
        Total deposits                                                      39,132,623               38,541,510
    Advances from Federal Home Loan Bank and
        other borrowings                                                    22,492,000               13,500,000
    Other liabilities                                                          241,223                  226,713
                                                                  ---------------------------------------------------
        Total liabilities                                                   61,865,846               52,268,223
                                                                  ---------------------------------------------------

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                             - - - -                  - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,359,550 shares and 1,714,800                              3,179,478                4,055,732
    Retained earnings                                                        3,036,389                3,828,322
    Unearned Compensation RRP                                                 (102,110)                (137,381)
    Unearned ESOP shares                                                      (182,283)                (213,854)
    Accumulated other comprehensive loss                                       (93,298)                (350,345)
                                                                  ---------------------------------------------------
        Total shareholders' equity                                           5,838,176                7,182,474
                                                                  ---------------------------------------------------
        Total liabilities and shareholders' equity                       $  67,704,022            $  59,450,697
                                                                  ===================================================


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                  ---------------------------------------------------
                                                                                2001                   2000
                                                                  ---------------------------------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                                $   1,267,789            $   1,012,009
    Deposits with financial institutions                                        25,718                   36,808
    Investment securities                                                       99,310                  137,640
    Federal Home Loan Bank stock                                                18,981                   16,527
                                                                  ---------------------------------------------------
        Total interest income                                                1,411,798                1,202,984
                                                                  ---------------------------------------------------
Interest expense
    Deposits                                                                   485,617                  422,211
    Advances from Federal Home Loan Bank and
          other borrowings                                                     280,367                  243,175
                                                                  ---------------------------------------------------
        Total interest expense                                                 765,984                  665,386
                                                                  ---------------------------------------------------
Net interest income                                                            645,814                  537,598
    Provision for losses on loans                                               15,000                   15,000
                                                                  ---------------------------------------------------
Net interest income after provision for losses on loans                        630,814                  522,598
                                                                  ---------------------------------------------------
Other income
    Service charges on deposit accounts                                         43,764                   38,488
    Gain on sale of real estate acquired for
          development                                                           18,340                   20,391
     Net realized gains (losses) on sales of available for sale
          securities                                                            26,787                  (17,700)
     Equity in loss of limited partnership                                     (15,000)                  (6,000)
     Other income                                                                5,498                    3,244
                                                                  ---------------------------------------------------
        Total other income                                                      79,389                   38,423
                                                                  ---------------------------------------------------
Other expenses
    Salaries and employee benefits                                             279,074                  234,041
    Net occupancy expenses                                                      47,566                   36,807
    Equipment expenses                                                          26,899                   41,903
    Deposit insurance expense                                                    1,918                    1,844
    Computer processing fees                                                    49,296                   47,301
    Legal and accounting fees                                                   44,258                   34,843
    Printing and supplies                                                       18,864                    9,719
    Director and committee fees                                                 14,250                   14,250
    Advertising expense                                                         15,729                   12,035
    Other expenses                                                              90,727                   47,295
                                                                  ---------------------------------------------------
        Total noninterest expenses                                             588,581                  480,038
                                                                  ---------------------------------------------------
Income before income taxes                                                     121,622                   80,983
    Income tax expense                                                          27,661                   12,667
                                                                  ---------------------------------------------------
Net income                                                               $      93,961            $      68,316
                                                                  ===================================================

Basic and diluted net income per share                                   $      .06               $       .04

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                  ---------------------------------------------------
                                                                                2001                   2000
                                                                  ---------------------------------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                                $   3,707,808            $   2,941,629
    Interest-bearing deposits                                                   77,320                  120,135
    Investment securities                                                      353,638                  396,049
    Other interest and dividend income                                          54,896                   46,207
                                                                  ---------------------------------------------------
        Total interest income                                                4,193,662                3,504,020
                                                                  ---------------------------------------------------
Interest expense
    Deposits                                                                 1,539,702                1,228,210
    Advances from Federal Home Loan Bank and
     other borrowings                                                          765,670                  647,424
                                                                  ---------------------------------------------------
        Total interest expense                                               2,305,372                1,875,634
                                                                  ---------------------------------------------------
Net interest income                                                          1,888,290                1,628,386
    Provision for losses on loans                                               45,000                   39,000
                                                                  ---------------------------------------------------
Net interest income after provision for losses on loans                      1,843,290                1,589,386
                                                                  ---------------------------------------------------
Other income
    Service charges on deposit accounts                                        129,381                  108,240
    Gain on sale of real estate acquired for
          development                                                           59,742                   26,135
    Net realized gains (losses) on sales of
          available for sale securities                                         97,653                  (17,700)
    Equity in loss of limited partnership                                      (33,000)                 (27,613)
    Other income                                                                28,770                   30,816
                                                                  ---------------------------------------------------
        Total other income                                                     282,546                  119,878
                                                                  ---------------------------------------------------
Other expenses
    Salaries and employee benefits                                             819,424                  677,425
    Net occupancy expenses                                                     132,704                  108,022
    Equipment expenses                                                          80,525                  130,706
    Deposit insurance expense                                                    5,710                   11,131
    Computer processing fees                                                   172,028                  135,220
    Legal and accounting fees                                                  129,066                   96,228
    Printing and supplies                                                       40,259                   33,745
    Director and committee fees                                                 43,750                   42,750
    Advertising expenses                                                        44,320                   28,641
    Other expenses                                                             239,072                  168,212
                                                                  ---------------------------------------------------
        Total noninterest expenses                                           1,706,858                1,432,080
                                                                  ---------------------------------------------------
Income before income taxes                                                     418,978                  277,184
    Income tax expense                                                         102,803                   77,456
                                                                  ---------------------------------------------------
Net income                                                               $     316,175            $     199,728
                                                                  ===================================================

Basic and diluted net income per share                                   $     .20                $      .12

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.


                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   2001                 2000
                                                   ----                 ----
                                                           (Unaudited)

Balance, July 1                                 $7,182,474           $7,123,223
Net income                                         316,175              199,728
Common stock repurchased                        (1,910,276)            (151,414)
Fair value adjustment of ESOP shares                11,871               21,566
ESOP shares earned                                  31,571               30,356
RRP shares earned                                   35,271               32,856
Net change in unrealized loss on securities        257,047             (165,986)
Cash dividends                                     (85,957)             (78,996)
                                              ----------------------------------
Balance, March 31                               $5,838,176           $7,011,333
                                              ==================================


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                       -----------------------------------------
                                                                              2001                     2000
                                                                       -----------------------------------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income                                                               $     316,175            $     199,728
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                                   45,000                   39,000
    Depreciation                                                               118,336                  173,712
    Investment securities (gain) loss                                          (97,653)                  17,700
    Loss on sale of foreclosed assets                                            1,194                      ---
    Gain on sale of real estate for development                                (59,742)                 (26,135)
    Loss from operations of limited partnership                                 33,000                   27,613
    Change in interest receivable                                              (30,623)                  (7,548)
    Fair value adjustment of ESOP shares                                        11,871                   21,566
    Amortization of unearned ESOP shares                                        31,571                   30,356
    Amortization of unearned RRP shares                                         35,271                   32,856
    Other adjustments                                                           37,922                  153,347
                                                                       -----------------------------------------
        Net cash provided by operating activities                              442,322                  662,195
                                                                       -----------------------------------------

INVESTING ACTIVITIES
Purchases of securities available for sale                                  (1,291,535)                (825,278)
Proceeds from sales of securities available for sale                         2,221,285                   76,909
Proceeds from maturities and repayments of investment
  securities available for sale                                                646,847                  950,938
Net changes in loans                                                        (7,633,312)              (5,238,209)
Purchases of Federal Home Loan Bank of Indianapolis Stock                     (265,000)                (175,000)
Purchases of premises and equipment                                            (93,671)                 (45,687)
Proceeds from real estate owned sales                                          258,102                      ---
Purchases of real estate for development                                      (230,135)                (434,414)
Proceeds from sale of real estate acquired for development                     164,809                   53,359
                                                                       -----------------------------------------
    Net cash used by investing activities                                   (6,222,610)              (5,637,382)
                                                                       -----------------------------------------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                                   982,258               (1,089,154)
    Certificates of deposit                                                   (391,145)               4,941,526
Proceeds from Federal Home Loan Bank advance                                26,500,000               12,000,000
Repayment of Federal Home Loan Bank advances                               (17,700,000)              (9,500,000)
Proceeds from other borrowings                                                 921,419                  300,000
Repayment of other borrowings                                                 (729,419)                     ---
Purchase of stock                                                           (1,910,276)                (151,414)
Cash dividends                                                                 (84,653)                 (79,640)
                                                                       -----------------------------------------
    Net cash provided by financing activities                                7,588,184                6,421,318
                                                                       -----------------------------------------




                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                       -----------------------------------------
                                                                               2001                    2000
                                                                       -----------------------------------------
                                                                                      (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      1,807,896                1,446,131

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,715,810                2,474,803
                                                                       -----------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   3,523,706            $   3,920,934
                                                                       =========================================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                            $   2,269,903            $   1,870,009
Income tax paid                                                                 81,209                   27,956


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of those expected for the remainder of the year.


NOTE B: Stockholders' Equity

On March 7, 2001, the Company acquired 338,650, or 19.9% of its outstanding shares of common stock in an unsolicited privately negotiated transaction. This transaction reduced total shareholders' equity and total shares outstanding. Shareholders' equity was $5.8 million or 8.6% of assets at March 31, 2001, compared to $7.2 million or 12.1% of assets at June 30, 2000. Total shares outstanding were 1,359,550 at March 31, 2001 compared to 1,714,800 at June 30, 2000.

On December 5, 2000, the Company approved a 2-for-1 stock split, under which every share of its common stock outstanding at the close of business on December 18, 2000 was converted into two shares of common stock. The additional certificates were distributed to stockholders on January 10, 2001. As a result of the stock split, the number of shares outstanding increased from 849,100 to 1,698,200 shares as of January 10, 2001. Unless otherwise noted, all share and per share data have been restated for the 2-for-1 stock split.

NOTE C: Earnings Per Share

Earnings per share (EPS) were computed as follows:

        For the Three Months Ended
                         March 31,                   2001                                       2000
                                  -----------------------------------------   ----------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                  -----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Shareholders                  $93,961    1,488,880      $  0.06          $68,316    1,595,368      $  0.04
                                                              =============                              =============
Effect of Dilutive Securities                  0       14,154                             0            0
                                  ----------------------------                ---------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Shareholders                 $ 93,961    1,503,034      $  0.06         $ 68,316    1,595,368      $  0.04
                                  =========================================   ========================================


          For the Nine Months Ended
                          March 31,                  2001                                       2000
                                  -----------------------------------------   ----------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                       Income       Shares       Amount           Income       Shares       Amount
                                  -----------------------------------------   ----------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Shareholders                $ 316,175    1,546,086      $  0.20        $ 199,728    1,603,806      $  0.12
                                                              =============                              =============
Effect of Dilutive Securities                  0        5,243                             0          262
                                  ----------------------------                ---------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Shareholders                $ 316,175    1,551,329      $  0.20        $ 199,728    1,604,068      $  0.12
                                  =========================================   ========================================

NOTE D:  Other Comprehensive Income

                                                                                               2001
                                                                                                Tax
For the Three Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
March 31                                                                      Amount          Benefit         Amount
Unrealized gains on securities:
  Unrealized holding gains arising during the year                          $ 151,710       $ (60,092)       $ 91,618
  Less: reclassification adjustment for gains realized in
    net income                                                                 26,787         (10,610)         16,177
                                                                            ----------      ----------       ---------
Other comprehensive income                                                  $ 124,923       $ (49,482)       $ 75,441
                                                                            ==========================================


                                                                                               2000
                                                                                                Tax
For the Three Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
March 31                                                                      Amount          Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                         $ (76,531)      $  30,314        $(46,217)
  Less: reclassification adjustment for losses realized in
    net income                                                                (17,700)          7,011         (10,689)
                                                                            ----------      ----------       ---------
Other comprehensive loss                                                    $ (58,831)      $  23,303        $(35,528)
                                                                            ==========================================


                                                                                               2001
                                                                                                Tax
For the Nine Months Ended                                                   Before-Tax       (Expense)      Net-of-Tax
March 31                                                                      Amount          Benefit         Amount
Unrealized gains on securities:
  Unrealized holding gains arising during the year                          $ 523,299       $(207,279)       $316,020
  Less: reclassification adjustment for gains realized in
    net income                                                                 97,653         (38,680)         58,973
                                                                            ----------      ----------       ---------
Other comprehensive income                                                  $ 425,646       $(168,599)       $257,047
                                                                            ==========================================


                                                                                               2000
                                                                                                Tax
For the Nine Months Ended                                                   Before-Tax       (Expense)      Net-of-Tax
March 31                                                                      Amount          Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                         $(292,558)      $ 115,883       $(176,675)
  Less: reclassification adjustment for losses realized in
    net income                                                                (17,700)          7,011         (10,689)
                                                                            ----------      ----------       ---------
Other comprehensive loss                                                    $(274,858)      $ 108,872       $(165,986)
                                                                            ==========================================

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

During the quarter, the Bank recorded $15,000 as its share of net operating losses from the project, reducing its net investment to $629,000 at March 31, 2001. An eight-unit building damaged by fire on April 25, 2000 has been reconstructed and is re-occupied. However, rental income was reduced while the damaged building was unoccupied, leading to an increase in the project's net operating loss for the quarter ended March 31, 2001.

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

Financial Condition

Total assets increased 13.9%, to $67.7 million at March 31, 2001 compared to $59.5 million at June 30, 2000. Cash and short-term interest bearing deposits doubled to $3.5 million compared to $1.7 million nine months earlier. Investment securities totaled $6.6 million at March 31, 2001. This is a decrease of $1.1 million or 14.0% since June 30, 2000. Loans increased $7.4 million, or 16.3%, during the first nine months of fiscal 2001 and totaled $53.1 million at March 31, 2001. Loan growth was funded through the sale of investments available for sale, cash from operations, new deposits, and additional borrowings.

Real estate acquired for development decreased $4,000 to $436,000 during the nine months ended March 31, 2001. This decrease reflects the net result of land transactions by the Bank's subsidiary service corporation, BSF, Inc., as part of its real estate development activities.

At March 31, 2001, deposits were $39.1 million, an increase of $591,000 or 1.5% compared to levels reported nine months earlier. Borrowings increased 66.6% to $22.5 million as of March 31, 2001 compared to $13.5 million at June 30, 2000. The additional borrowings were used to fund loan growth, acquire real estate for development, and repurchase common stock.

Shareholders' equity was $5.8 million or 8.6% of total assets at March 31, 2001 compared to $7.2 million and 12.1% of total assets as of June 30, 2000. The Company's book value per share was $4.29 at March 31, 2001, based on 1,359,550 shares outstanding and $4.19 based on 1,714,800 shares outstanding at June 30, 2000. Factors impacting shareholders' equity during the quarter and nine months ended March 31, 2001 included net income, cash dividends, common stock repurchases, and a net increase in the market value of securities available for sale.

During the nine months ended March 31, 2001, the Company repurchased and retired 355,250 shares of common stock through an unsolicited privately negotiated transaction and separate open market transactions. Of these stock purchases, 16,600 shares were purchased on the open market pursuant to a 43,000 or 5% stock repurchase plan announced on May 25, 2000, and the remaining 338,650 shares were purchased in the private transaction described in Note B to the Consolidated Condensed Financial Statements presented above. There remain 26,400 shares available for repurchase under the latest stock repurchase plan approved by the Board. There can be no guarantee as to how many shares will be repurchased by the Company under the open market repurchase plan.

A two for one stock split was declared on December 5, 2000 for shareholders of record on December 18, 2000 and distributed on January 10, 2001.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000

For the quarter ended March 31, 2001, the Company reported a 37.5% increase in earnings compared to the same period in 2000. Net income was $94,000, or $.06 diluted earnings per common share for the quarter ended March 31, 2001. Net income for the same period last year was $68,000, or $.04 diluted earnings per common share. Third quarter net income was higher due to increases in interest income from loans and non-interest income.

Interest income from loans increased $256,000 or 25.3% to $1.268 million for the three months ended March 31, 2001, compared to the same period in 2000. This increase resulted from a higher average yield on a higher average balance of loans outstanding. In contrast, interest income from interest-bearing deposits and investment securities decreased $49,000 due to a decrease in average outstanding balances for these assets.

The overall increase in interest income was partially offset by a $101,000 or 15.1% increase in interest expense. Higher average outstanding balances for deposits and borrowed funds lead to the increase in interest expense. Nevertheless, net interest income before the provision for loan losses increased 20.1% to $646,000 for the three months ended March 31, 2001, compared to $538,000 a year earlier.

Non-interest income increased 107.9% to $79,000, compared to $38,000 for the third quarter ended March 31, 2000. Gain on sale of securities available for sale and gain on sale of real estate acquired for development contributed $27,000 and $18,000, respectively. For the same period ended March 31, 2000, the sale of investment securities available for sale generated a net loss of $18,000 while gain on sale of real estate acquired for development was $20,000. For the three months ended March 31, 2001, deposit related service charge income totaled $44,000, compared to $38,000 for the same period a year earlier. The overall increase in non-interest income was partially offset by an increase in the net operating loss on the Bank's investment in the Cunot Apartments, L.P. The net loss was $15,000 for third quarter 2001 compared to $6,000 for third quarter 2000.

Non-interest expense increased 22.6% to $589,000 for the three months ended March 31, 2001, compared to $480,000 for the same period last year. Salaries and employee benefits increased $45,000 or 19.2%. The net loss on sale of repossessed property was $8,000 for the quarter while costs related to acquisition and maintenance of repossessed assets totaled $14,000. Occupancy expenses, office supplies, advertising, legal and professional expenses each contributed to the increase in non-interest expense. However, the overall increase in non-interest expense was partially offset by a $15,000 or 35.8% decrease in equipment expense.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2001 and 2000

For the nine-month period ended March 31, 2001, net income grew 58.0% to $316,000, or $.20 diluted earnings per common share, compared to $200,000 or $.12 diluted earnings per common share for the nine months ended March 31, 2000. The increase in net income was primarily a product of increases in loan interest income and non-interest income.

Net interest income before the provision for loan losses increased 16.0% to $1.888 million, compared to $1.628 million for the same period last year. Interest income from loans increased $766,000 or 26.0% to $3.708 million. This increase is attributed to a higher average balance of loans outstanding and an increase in the average yield earned compared to the same period a year earlier. The combined interest income from investment securities available for sale and interest-earning deposits for the nine months ended March 31, 2001 totaled $431,000. This represents a $85,000 decrease compared to the nine months ended March 31, 2000 and is attributed to lower average balances for mortgage-backed securities and interest-earning deposits.

Non-interest income more than doubled to $283,000 for the first three quarters of fiscal 2001 compared to $120,000 for the same period last year. Much of this increase came from gain on sale of investment securities available for sale, which totaled $98,000 for the nine months ended March 31, 2001. Investment securities sold during the same period a year ago resulted in an $18,000 loss. In addition, gain on sale of real estate acquired for development increased to $60,000 from $26,000 last year. Service charges on deposit accounts increased $21,000 or 19.4% to $129,000 compared to the same three-quarter period a year earlier. This increase primarily resulted from an increase in the number of service fee producing deposit accounts.

Non-interest expense increased 19.2% to $1.707 million for the nine months ended March 31, 2001, compared to $1.432 million for the same period ended March 31, 2000. This increase is the result of expense increases in several operating categories and is attributed the Bank's continued growth. Advertising expense and computer processing fees increased by 54.7% and 27.2% respectively. Legal and professional fees increased by $33,000 or 34.1%. In addition, salaries and employee benefits increased $142,000 or 21.0% as a result of group insurance premium increases, pay increases, and new employees hired in the past year. The overall increase in non-interest expense was partially offset by a $50,000 or 38.4% decrease in equipment expense.

Asset Quality

Management has established valuation allowance sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $15,000 for the quarter ended March 31, 2001 and $15,000 for the quarter ended March 31, 2000. For the nine-month periods ended March 31, 2001 and 2000, loan loss provisions were $45,000 and $39,000, respectively. At March 31, 2001, after net losses and recoveries, the allowance for loan losses was $401,000 or 0.75% of total loans, compared to $357,000 or 0.81% of loans at March 31, 2000 and $372,000 or 0.81% of loans at June 30, 2000.

Management considered the allowance for loan losses at March 31, 2001, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table compares activity in the allowance for loan losses for the nine months ended March 31, 2001 and 2000.

Balance, July 1, 2000        $371,793     Balance, July 1, 1999        $336,235
Provision for loan losses      45,000     Provision for loan losses      39,000
Recoveries                         --     Recoveries                         --
Loans charged off             (16,270)    Loans charged off             (18,442)
                             ---------                                 ---------
Balance, March 31, 2001      $400,523     Balance, March 31, 2000      $356,793
                             =========                                 =========

Total non-performing loans were $143,000 or 0.27% of total loans at March 31, 2001 compared to $395,000 or 0.86% of total loans at June 30, 2000. Real estate acquired through foreclosure ("REO") totaled $90,000 with no other repossessed assets held at March 31, 2001. At June 30, 2000, total repossessed properties consisted of $35,000 in REO. Total non-performing assets were $233,000 or 0.34% of assets at March 31, 2001, compared to $233,000 or 0.39% of assets at March 31, 2000 and $430,000 or 0.72% at June 30, 2000.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At March 31, 2001 and June 30, 2000, cash and interest-bearing deposits totaled $3.5 million and $1.7 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $5.6 million at the end of the third quarter. However, based on adjusted assets, the Company had approximately $1.0 million of unused credit available from the FHLB. At March 31, 2001, borrowing from the FHLB totaled $22.0 million.

At March 31, 2001, borrowings other than FHLB advances totaled $492,000, an increase of $192,000 compared to a year earlier. The Bank's service corporation, BSF, Inc., borrowed $340,000 of these funds primarily for purposes of purchasing land for use in its real estate development operations while the holding company borrowed $152,000 for funding administrative and investing activities.

All regulatory capital requirements for the Bank are currently met. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's current charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of March 31, 2001.

                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 --------------------------------------------------------------------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 --------------------------------------------------------------------
Total capital *(to risk weighted assets)            $5,161      12.4%     $3,321        8.0%        $4,152    10.0%

Tier 1 capital *(to risk weighted assets)            4,761      11.5%      1,661        4.0%         2,491     6.0%

Tier 1 capital *(to total assets)                    4,761       7.2%      2,649        4.0%         3,311     5.0%


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

At March 31, 2001 it was estimated that the Bank's MV would decrease 21.5% and 62.2% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 23.1% and 55.4% for the same increases at March 31, 2000. The Bank's MV at March 31, 2001 would decrease 6.4% and 6.8% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have increased MV 5.4% and 0.8% respectively.

Presented below, as of March 31, 2001 and 2000, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                                March 31, 2001
                    Market Value Summary Performance
                                                                 MV as % of
                                                              Present Value (PV)
Change                       Market Value                        of Assets
In Rates      $ Amount        $ Change       % Change     MV Ratio      Change
--------      --------        --------       --------     --------      ------
                 (Dollars in thousands)

+400 bp*       $2,094        $(3,452)        (62.24)%       3.43%      (482) bp
+200 bp         4,354         (1,192)        (21.50)        6.74       (151) bp
   0 bp         5,547              0           0.00         8.25        ----
-200 bp         5,192           (355)         (6.39)        7.60        (65) bp
-400 bp         5,171           (376)         (6.77)        7.43        (82) bp

*Basis Points.
                 Interest Rate Risk Measures: 200 Basis Point Rate Shock

         Pre-Shock MV Ratio:  MV as % of PV of Assets                8.25%
         Exposure Measure:  Post-Shock MV Ratio                      6.74%
         Sensitivity Measure:  Change in MV Ratio                   151 bp


                                March 31, 2000
                    Market Value Summary Performance
                                                                MV as % of
                                                              Present Value (PV)
Change                       Market Value                        of Assets
In Rates      $ Amount        $ Change       % Change     MV Ratio      Change
--------      --------        --------       --------     --------      ------
                             (Dollars in thousands)
+400 bp*       $2,806        $(3,484)        (55.39)%       5.35%      (541) bp
+200 bp         4,836         (1,454)        (23.11)        8.68       (208) bp
   0 bp         6,290              0           0.00        10.76        ----
-200 bp         6,627            337           5.35        11.02         26  bp
-400 bp         6,341             51           0.81        10.38        (38) bp
*Basis Points.
                 Interest Rate Risk Measures: 200 Basis Point Rate Shock

       Pre-Shock MV Ratio:  MV as % of PV of Assets                 10.76%
       Exposure Measure:  Post-Shock MV Ratio                        8.68%
       Sensitivity Measure:  Change in MV Ratio                     185 bp

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

         (b)      Reports on Form 8-K
                  There were two reports on Form 8-K filed during the period ended March 31,2001.

                  1.       Form  8-K  filed   February  15,   2001,   concerning
                           repurchase of shares.

                  2. Form 8-K filed March 7, 2001, concerning repurchase of shares.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HOME FINANCIAL BANCORP


Date:    May 14, 2001                       By: /s/ Kurt J. Meier
                                               --------------------------------
                                                        Kurt J. Meier
                                                        President and
                                                        Chief Executive Officer




Date:    May 14, 2001                       By: /s/ Kurt D. Rosenberger
                                               --------------------------------
                                                            Kurt D. Rosenberger
                                                        Vice President and
                                                        Chief Financial Officer