Form 10KSB
period 2001-03-30
HOME FINANCIAL BANCORP
filed 2001-09-10
CIK 1009242

================================================================================
                                  FORM 10-KSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

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

Registrant's telephone number including area code:(812) 829-2095
Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
               NONE                                   NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES   X       NO
                                         -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 20, 2001, was $3,104,180.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 20, 2001, was 1,359,050 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated in Part III.

                           Exhibit Index on Page E-1
                               Page 1 of 49 Pages
================================================================================

                             HOME FINANCIAL BANCORP
                                  Form 10-KSB
                                     INDEX

                                                                           Page
                                                                           ----
Forward Looking Statements ...............................................   3

PART I

Item  1.        Business .................................................   3

Item  2.        Properties ...............................................  29

Item  3.        Legal Proceedings ........................................  29

Item  4.        Submission of Matters to a Vote of Security Holders ......  29

Item  4.5.      Executive Officers of Registrant .........................  30

PART II

Item  5.        Market for Registrant's Common Equity and Related
                  Stockholder Matters ....................................  30

Item  6.        Selected Financial Data ..................................  32

Item  7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operation .....................  33

Item  7A.       Quantitative and Qualitative Disclosures
                  About Market Risk ......................................  45

Item  8.        Financial Statements and Supplementary Data ..............  46

Item  9.        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ....................  46

PART III

Item 10.        Directors and Executive Officers of Registrant ...........  47

Item 11.        Executive Compensation ...................................  47

Item 12.        Security Ownership of Certain Beneficial Owners
                  and Management .........................................  47

Item 13.        Certain Relationships and Related Transactions ...........  47

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K ............................................  47

                Signatures ...............................................  48

                Exhibit Index ............................................  49

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB ("Form 10-KSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-KSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-KSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                                     PART I

Item 1.  Business.

General

     Home Financial Bancorp (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February, 1996, to become a bank holding company upon its acquisition of all the issued and outstanding capital stock of Owen Community Bank, s.b. (the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on July 1, 1996. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of common stock of the Bank. The Bank was organized under the name Owen County Savings and Loan Association in 1911. In 1972, the Bank converted to a federally chartered savings and loan and changed its name to Owen County Federal Savings and Loan Association, and in 1989, the Bank converted to a federally chartered savings bank known as Owen Federal Savings Bank. In 1994, the Bank became an Indiana savings bank known as Owen Community Bank, s.b. As of May 1, 1999, the Bank converted back to a federal stock savings bank and the Company became a unitary savings and loan holding company. The Bank's principal business consists of attracting deposits from the general public and originating long-term loans secured primarily by first mortgage liens on one-to-four family real estate. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

     The Bank is the oldest continuously operating financial institution headquartered in Owen County, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) indemnification mortgage loans ("ID Mortgage Loans"); (iii) mobile home loans; (iv) combination land-mobile home loans ("Combo Loans"); (v) construction loans; (vi) share loans; (vii) nonresidential real estate loans; (viii) multi-family loans; (ix) installment loans; (x) home equity loans; (xi) NOW accounts; (xii) demand deposit accounts; (xiii) passbook savings accounts; (xiv) statement savings accounts; (xv) money market deposit accounts; and (xvi) certificates of deposit. The Company conducts business out of its main office located in Spencer, Indiana and its branch office in Cloverdale, Indiana.

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one-to-four family residential real property. One-to- four family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 49.3% of the Bank's total loan portfolio at June 30, 2001. The Bank also offers mobile home loans, multi-family mortgage loans, nonresidential real estate loans, Combo Loans and consumer loans. Mobile home loans and Combo Loans totaled approximately 5.8% and 13.2% of the Bank's total loan portfolio at June 30, 2001, respectively. Mortgage loans secured by multi-family properties and nonresidential real estate totaled approximately 1.0% and 25.0%, respectively, of the Bank's total loan portfolio at June 30, 2001. Consumer loans constituted approximately 5.0% of the Bank's total loan portfolio at June 30, 2001.

Lending Activities

     Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan costs and loans in process.

                                                                At June 30,
                                    ----------------------------------------------------------------
                                            2001                   2000                   1999
                                    -------------------     ------------------     -----------------
                                               Percent               Percent                Percent
                                    Amount     of Total     Amount   of Total      Amount   of Total
                                    ------     --------     ------   --------      ------   --------
                                                          (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
  Residential .................     $27,082      49.26%     $23,494     50.76%     $20,952    53.46%
  Combo .......................       7,230      13.15        6,584     14.23        5,331    13.60
  Nonresidential ..............      13,758      25.02       11,926     25.76        9,323    23.79
  Multi-family ................         528       0.96        1,017      2.20        1,096     2.80
Mobile home loans .............       3,172       5.77        1,322      2.86          950     2.43
Commercial and industrial loans         485       0.88          264      0.57          538     1.37
Consumer loans ................       2,725       4.96        1,674      3.62          999     2.55
                                    -------     ------      -------    ------      -------   ------
    Gross loans receivable ....     $54,980     100.00%     $46,281    100.00%     $39,189   100.00%
                                    =======     ======      =======    ======      =======   ======
TYPE OF SECURITY
Residential real estate .......     $27,082      49.26%     $23,494     50.76%     $20,952    53.46%
Mobile home and land ..........       7,230      13.15        6,584     14.23        5,331    13.60
Nonresidential real estate ....      13,758      25.02       11,926     25.76        9,323    23.79
Multi-family real estate ......         528       0.96        1,017      2.20        1,096     2.80
Mobile home ...................       3,172       5.77        1,322      2.86          950     2.43
Deposits ......................         125       0.23          121      0.26          154     0.39
Other security ................       3,085       5.61        1,817      3.93        1,383     3.53
                                    -------     ------      -------    ------      -------   ------
  Gross loans receivable ......      54,980     100.00       46,281    100.00       39,189   100.00

Deduct:
Allowance for loan losses .....         392       0.71          372      0.80          336     0.86
Loans in process and
  deferred loan costs .........         344       0.63          568      1.23          615     1.57
                                    -------     ------      -------    ------      -------   ------
  Net loans receivable ........     $54,244      98.66%     $45,341     97.97%     $38,238    97.57%
                                    =======     ======      =======    ======      =======   ======
Mortgage Loans:
  Adjustable-rate .............     $23,279      47.90%     $25,717     59.78%     $23,748    64.70%
  Fixed-rate ..................      25,319      52.10       17,304     40.22       12,954    35.30
                                    -------     ------      -------    ------      -------   ------
    Total .....................     $48,598     100.00%     $43,021    100.00%     $36,702   100.00%
                                    =======     ======      =======    ======      =======   ======

     The following table sets forth certain information at June 30, 2001, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                    Balance                                      Due during years ended June 30,
                                  Outstanding   -------------------------------------------------------------------------------
                                  at June 30,                                         2005        2007        2012      2017
                                                                                       to          to          to        and
                                      2001        2002         2003        2004       2006        2011        2016    following
                                  ------------  ---------   ----------  ---------  ---------   ----------   --------- ---------
                                                                       (In thousands)
Mortgage loans:
  Residential .................     $27,082     $   476     $    13     $    75     $   278     $ 2,207     $ 5,850     $18,183
  Combo .......................       7,230          50           5          38          79         674       1,809       4,575
  Nonresidential ..............      13,758       1,215           2          37       1,864         605       6,323       3,712
  Multi-family ................         528         ---         ---         ---         ---         218         139         171
Mobile home loans .............       3,172           2          28          30         120         436       1,146       1,410
Commercial and industrial loans         485         124         ---         ---         ---          66         295         ---
Consumer loans ................       2,725       1,497         163         306         388         277          85           9
                                    -------     -------     -------     -------     -------     -------     -------     -------
                  Total .......     $54,980     $ 3,364     $   211     $   486     $ 2,729     $ 4,483     $15,647     $28,060
                                    =======     =======     =======     =======     =======     =======     =======     =======

     The following table sets forth, as of June 30, 2001, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                              Due After June 30, 2001
                                  -------------------------------------------
                                  Fixed Rates     Variable Rates        Total
                                  -----------     --------------        -----
                                                  (In thousands)
Mortgage loans:
  Residential ...................   $17,411          $ 9,195          $26,606
  Combo .........................     4,922            2,258            7,180
  Nonresidential ................     2,202           10,341           12,543
  Multi-family ..................       258              270              528
Mobile home loans ...............     3,170              ---            3,170
Commercial and industrial loans..       361              ---              361
Consumer loans ..................     1,228              ---            1,228
                                    -------          -------          -------
                  Total .........   $29,552          $22,064          $51,616
                                    =======          =======          =======

     One-to-Four Family Residential Loans. Residential loans consist primarily of one-to-four family loans. Approximately $27.1 million, or 49.3% of the Bank's portfolio of loans at June 30, 2001, consisted of one-to-four family residential mortgage loans, of which approximately35% had adjustable rates. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, the rate must be correlated with changes in a readily verifiable index.

     The Bank currently offers three (3) types of adjustable-rate one-to-four family residential mortgage loans ("ARMs"). The Bank offers ARMs which adjust annually and are indexed to the Auction Average of One Year U.S. Treasury Bills as published monthly by the Federal Reserve Board ("FRB") (the "Average One Year T-Bill"). The maximum rate adjustment per year for the Bank's one-year ARMs is 1% to 1.5%, and the maximum rate adjustment over the life of the loan is 4% to 5%. These ARMs are generally underwritten for terms of up to 25 years. The Bank also offers three-year and five-year ARMs which are indexed to the National Average Contract Interest Rate for the Purchase of Previously Occupied Homes as published by the Federal Housing Finance Board (the "National Average Contract Rate"). The three-year and five-year ARMS have maximum rate adjustments per adjustment period of 3% and over the life of the loan of 5%. The Bank's three-year and five-year ARMs are generally underwritten for terms of up to 25 years. The Bank will not generally lend more than $100,000 for any residential loan with a Loan-to-Value Ratio of 90% or higher.

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

     The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period not to exceed 20 years. At June 30, 2001, 65% of the Bank's residential mortgage loans had fixed rates of interest.

     The Bank does not currently originate residential mortgage loans if the Loan-to-Value Ratio exceeds 90% and does not currently require private mortgage insurance on its residential single-family mortgage loans. The maximum Loan-to-Value Ratio for non-owner occupied one-to-four family residential mortgage loans is 80%.

     Substantially all of the residential mortgage loans that the Bank originates include due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     The Bank's residential mortgage loans are not originated on terms and conditions and using documentation that conform with the standard underwriting criteria required to sell such loans in the secondary market. The Bank generally retains its loans in its portfolio and does not anticipate the need to sell its non-conforming loans.
See "--Origination, Purchase and Sale of Loans."

     At June 30, 2001, residential loans amounting to $971,000, or 1.8% of total loans, were included in non-performing assets. See "--Non-Performing and Problem Assets."

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

     The Bank originates personal revolving line of credit loans ("Home Equity Loans"). Each home equity loan is secured by a first or second mortgage on the borrower's primary residence. The combined total of first and second mortgages on property securing Home Equity Loans is generally limited to 80%. The draw period for the Home Equity Loan product is generally limited to 10 years, with a maximum of 15 years.

     The Bank also offers ID Mortgage Loans. An ID Mortgage Loan is similar to a home equity loan in that it creates a line of credit secured by a real estate mortgage against which a borrower may draw, and is typically written as a second mortgage loan. The Bank generally writes its ID Mortgage Loans so that all future indebtedness of a borrower is secured by the ID Mortgage without the necessity of recording an additional security instrument. ID Mortgage loans carry fixed rates and are generally written for terms not exceeding 20 years. The maximum Loan-to-Value Ratio for ID Mortgage Loans is 90% if the subject real estate is not encumbered by another mortgage or the Bank holds the first mortgage on the subject real estate, and 80% if another lender holds the first mortgage on the subject real estate. If an appraisal has been completed on the subject property within five (5) years, the Bank does not generally require a new appraisal.

     Combo Loans. At June 30, 2001, $7.2 million, or 13.2% of the Bank's total loan portfolio, consisted of Combo Loans, of which approximately 31% had adjustable rates. The Bank currently offers three (3) types of adjustable-rate Combo Loans. The Bank's one-year adjustable-rate Combo Loans are indexed to the Average One Year T-Bill and have maximum rate adjustments per year of 1.5% and over the life of the loan of 3%. The Bank also offers three-year and five-year adjustable-rate Combo Loans which are indexed to the National Average Contract Rate and have maximum rate adjustments per adjustment period of 3% and over the life of the loan of 5%. The Bank's Combo Loans are generally underwritten for terms of up to 25 years. The maximum Loan-to-Value Ratio for a Combo Loan is 90%.

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

     The Bank also offers fixed-rate Combo Loans with terms of 10 years, 15 years and 20 years. At June 30, 2001, 69% of the Bank's Combo Loans had fixed rates of interest.

     Mobile Home Loans. The Bank originates loans for the purchase of new and used mobile homes. At June 30, 2001, approximately $3.2 million, or 5.8% of the Bank's portfolio of loans, consisted of mobile home loans. The Bank's mobile home loans are fixed-rate loans with maximum terms of 15 years for new mobile homes and 10 years for previously owned mobile homes. The maximum Loan-to-Value Ratio for mobile home loans is 90%.

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

     Mobile home lending entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than residential mortgage loans because of the type and nature of the collateral, and because such loans generally are made to borrowers with low income levels, and mobile homes tend to rapidly depreciate in value. In many cases, any repossessed collateral for a defaulting mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. One of the Bank's mobile home loans was included in non-performing assets at June 30, 2001.

     Nonresidential Real Estate Loans. At June 30, 2001, $13.8 million, or 25.0% of the Bank's total loan portfolio, consisted of nonresidential real estate loans, of which $883,000 constituted loans secured by unimproved land only. The nonresidential real estate loans included in the Bank's portfolio are primarily secured by real estate that includes a motel, a warehouse, a medical facility, a funeral home, several churches and two residential real estate development projects. At June 30, 2001, $920,000, or 6.7% of the Bank's nonresidential loan portfolio, was secured by real estate being developed for residential housing. At the same date, $596,000, or 4.3% of the Bank's nonresidential loan portfolio, was secured by churches. The Bank currently originates nonresidential real estate loans as one-year adjustable-rate and monthly floating-rate loans indexed to the prime rate with a margin of 1% to 3% above such index. In addition, the maximum rate adjustments per adjustment period and over the life of the loan are typically unrestricted. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. The largest nonresidential real estate loan on June 30, 2001 was $952,000, net of participation portion sold. One of the Bank's nonresidential real estate loans totaling $19,000 was included in non-performing assets at that date.

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

     Multi-Family Loans. Approximately $528,000, or 1.0% of the Bank's portfolio of loans at June 30, 2001, consisted of multi-family loans. All of the Bank's multi-family loans were fully performing as of June 30, 2001. The Bank's multi-family loans are written for maximum terms of 20 years, and the Bank does not originate multi-family loans if the Loan-to-Value Ratio exceeds 80%.

     Consumer Loans. The Bank's consumer loans, consisting primarily of installment, auto and share loans, aggregated $2.7 million as of June 30, 2001, or 5.0% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans are fixed-rate loans, and substantially all are secured loans.

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

     Consumer loans may entail greater credit risk than residential mortgage loans do, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2001, consumer loans amounting to $95,000 were included in non-performing assets. See "--Non-Performing and Problem Assets." There can be no assurances, however, that additional delinquencies will not occur in the future.

     Origination, Purchase and Sale of Loans. The Bank currently originates its mortgage loans pursuant to its own underwriting standards, which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If it desired to sell its mortgage loans, the Bank might experience some difficulty selling its non-conforming loans quickly in the secondary market. The Bank has no intention, however, of attempting to sell such loans. The Bank's ARMs vary from secondary market criteria in that, among other things, the Bank does not require escrow accounts for taxes and insurance and does not permit the conversion of those loans to fixed-rate loans in the first three years of their terms.

     The Bank confines its loan origination activities primarily to South-Central Indiana. At June 30, 2001, 13 residential loans totaling approximately $440,000 were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

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

     The Bank generally requires appraisals on all property securing its loans and requires title insurance and a valid lien on its mortgaged real estate. Appraisals for residential real property valued at less than $250,000 are performed by an in-house appraiser. Appraisals for residential properties valued in excess of $250,000 and appraisals for all nonresidential real estate are performed by an appraiser who is a state-licensed appraiser. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and requires vandalism coverage on all mobile home loans. It also requires flood insurance to protect the property securing its interest if the property is in a flood plane. The Bank does not require escrow accounts to be established by its borrowers for the payment of insurance premiums or taxes and does not require private mortgage insurance for its loans.

     The Bank's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

     The Bank historically has sold participations in its mortgage loans on a limited number of occasions to ensure compliance with the loans-to-one borrower restrictions. See "Regulation-- Loans to One Borrower." The Bank also occasionally purchases participations in nonresidential real estate and multi-family loans from other financial institutions. At June 30, 2001, the Bank had sold participations in a non-residential mortgage loan in the amount of $609,000.

     The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                    For the Year Ended June 30,
                                                --------------------------------
                                                  2001        2000         1999
                                                --------    --------     -------
                                                         (In thousands)

Gross loans receivable at beginning of period ..$ 46,281    $ 39,189    $ 34,475
                                                --------    --------    --------
Originations:
  Mortgage loans:
    Residential ................................  11,822       8,645       9,660
    Other ......................................   3,399       6,152       2,044
                                                --------    --------    --------
      Total mortgage loans .....................  15,221      14,797      11,704
                                                --------    --------    --------
  Mobile home loans ............................   1,448         300         317
  Consumer loans:
    Installment ................................   1,517       1,545         810
    Share ......................................     141          27         101
                                                --------    --------    --------
      Total consumer loans .....................   1,658       1,572         911
                                                --------    --------    --------
         Total originations ....................  18,327      16,669      12,932
Purchases (sales) of participation loans .......    (400)     (2,363)       --
Repayments and other deductions ................   9,228       7,214       8,218
                                                --------    --------    --------
  Gross loans receivable at end of period ......$ 54,980    $ 46,281    $ 39,189
                                                ========    ========    ========

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

     The Bank presently maintains two automated teller machines ("ATMs"). One is located at its main office in Spencer, Indiana. A second ATM is located at the Bank's branch office in Cloverdale, Indiana. The Bank's ATMs operate in the MAC(R)regional network and the CIRRUS(R)nationwide network. The Company does not derive significant income from the ATM cards.

     Mortgage-Backed Securities. At June 30, 2001, the Bank had $5.7 million of mortgage-backed securities outstanding, all of which were classified as available for sale and had a market value of $5.6 million. These fixed-rate mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities generally offer yields above those available for investments of comparable credit quality and duration.

     The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed securities at the dates indicated.

                                                         At June 30,
                            ---------------------------------------------------------------------
                                    2001                    2000                     1999
                            ------------------       ------------------       -------------------
                            Amortized   Fair        Amortized    Fair        Amortized    Fair
                              Cost      Value         Cost       Value         Cost       Value
                            ---------- --------     ----------  --------     ---------   --------
                                                       (In thousands)
Total mortgage-backed
  securities ............... $5,663     $5,582       $7,573      $7,247       $7,771      $7,570


     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2001.

                                         Amount at June 30, 2001, which matures in
                            ---------------------------------------------------------------------
                              Less than 1 year     Two through five years       Over five years
                            -------------------   ------------------------    -------------------
                                       Weighted                 Weighted                 Weighted
                            Amortized  Average      Amortized   Average      Amortized   Average
                              Cost      Yield         Cost       Yield         Cost       Yield
                            -------------------   ------------------------   --------------------
                                                      (In thousands)
Mortgage-backed securities
   available for sale ......    ---        ---          ---         ---       $5,664        6.9%

     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended June 30, 2001, 2000 and 1999.

                                                                  For the Year Ended June 30,
                                                          -----------------------------------------
                                                             2001            2000           1999
                                                          ----------      ----------     ----------
                                                                        (In thousands)
Beginning balance .......................................   $ 7,247         $ 7,570        $   543
Purchases ...............................................        --             825          8,600
Sales ...................................................      (826)             --             --
Monthly repayments ......................................    (1,073)         (1,011)        (1,320)
Premium and discount amortization, net ..................       (25)            (12)           (46)
Investment securities gains .............................        14              --             --
Unrealized gain (loss) on securities available for sale .       245            (125)          (207)
                                                            -------         -------        -------
Ending balance ..........................................   $ 5,582         $ 7,247        $ 7,570
                                                            =======         =======        =======

Non-Performing and Problem Assets

     Mortgage loans are reviewed by the Bank on a regular basis and are generally placed on a non-accrual status when the loans become contractually past due 90 days or more. However, loans past due 90 days or more that have been reviewed and deemed to be in the process of collection with a low probability of loss may remain on accruing status. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due less than 90 days. Delinquency notices are sent three times per month with respect to all mortgage loans for which payments have not been received. Contact by phone or in person is made, if feasible, with respect to all such loans. When loans are 40 days in default, an additional delinquency notice is sent and personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are 60 days in default, contact is again made with the borrower to establish an acceptable repayment schedule. The Bank also provides free in-house credit counseling to all borrowers. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans for which foreclosure proceedings have been commenced are placed on non-accrual status.

     Non-performing assets. At June 30, 2001, $1.1 million, or 1.55% of the Company's total assets, were non-performing loans (loans delinquent more than 90 days and non-accruing loans) compared to $395,000, or 0.66%, of total assets at June 30, 2000. At June 30, 2001, residential loans and consumer loans accounted for 91.5% and 8.5%, respectively, of non-performing loans. There were no non-accruing investments at June 30, 2001. As of June 30, 2001 and 2000, the Bank held $37,000 and $35,000, respectively, of Real Estate Owned ("REO") properties and no other repossessed properties.

     The table below sets forth the amounts and categories of the Bank's non-performing assets.

                                                    At June 30,
                                          -------------------------------
                                           2001        2000        1999
                                          -------     -------     -------
                                                  (In thousands)
Accruing loans delinquent 90 days ...      $  277      $ ---      $ ---
Non-accruing loans (1) ..............         789        395         79
Real estate owned ...................          37         35          6
                                           ------      -----      -----
    Total non-performing assets .....       1,103        430         85
Non-performing loans to total loans .        1.95%      0.86%      0.20%
Non-performing assets to total assets        1.60%      0.72%      0.16%

---------------
(1) The Bank generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At June 30, 2001, $694,000 of non-accruing loans were residential loans and $95,000 were consumer loans. Additional interest income that would have been recorded had income on non-accruing loans been considered collectible and accounted for in accordance with their original terms was $34,000 for the year ended June 30, 2001. At June 30, 2001, accruing loans delinquent 90 days or more included $277,000 of residential loans.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                         June 30,
                                     --------------------------------------------------------------------------------
                                              2001                         2000                       1999
                                     --------------------------------------------------------------------------------
                                                        Percent                   Percent                    Percent
                                                        of total                  of total                   of total
                                     Number  Amount      loans   Number   Amount   loans   Number    Amount   loans
                                     ------  ------     -------- ------   ------  -------- ------    ------  --------
                                                                (Dollars in thousands)
Loans delinquent  for (1):
   30-89 days                          51    $1,247       2.28%     24     $598     1.31%     25      $630    1.61%
   90 days and over                    32     1,066       1.95      13      395     0.86      10        79    0.20
                                       --     -----       ----      --      ---     ----      --    ------    ----
     Total delinquent loans            83     $2,313 (2)  4.23%     37     $993     2.17%     35      $709    1.81%
                                       ==     ======      ====      ==     ====     ====      ==      ====    ====

---------------------
(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.
(2) Of such amount, $2.0 million consisted of residential real estate loans and $305,000 consisted of nonresidential real estate and consumer loans.

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

     At June 30, 2001, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:

                                                                At June 30, 2001
                                                                ----------------
                                                                 (In thousands)
Substandard loans ..........................................         $  692
Doubtful loans .............................................              2
Loss loans .................................................             --
Special mention loans ......................................          1,889
                                                                     ------
         Total classified loans ............................          2,583
                                                                     ======
General loss allowances ....................................         $  392
Specific loss allowances ...................................             --
                                                                     ------
         Total allowances ..................................         $  392
                                                                     ======


     The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb anticipated future losses from loans at June 30, 2001. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended June 30, 2001.

                                                             Year Ended June 30,
                                         -----------------------------------------------------------
                                            2001        2000        1999        1998        1997
                                         ----------  ----------  ----------  ----------  ----------
                                                            (Dollars in thousands)
Balance of allowance at beginning
  of period ............................    $ 372       $ 336       $ 320       $ 231       $ 150
                                            -----       -----       -----       -----       -----
Less charge offs:
Mortgage loans .........................      (17)         --         (26)         (6)         --
Consumer loans .........................      (23)        (18)         (2)         (7)         (4)
Add recoveries:
Consumer loans .........................       --          --          --          --          --
                                            -----       -----       -----       -----       -----
Net (charge-offs) recoveries ...........      (40)        (18)        (28)        (13)         (4)
Provisions for losses on loans .........       60          54          44         102          85
                                            -----       -----       -----       -----       -----
Balance of allowance at end of period ..    $ 392       $ 372       $ 336       $ 320       $ 231
                                            =====       =====       =====       =====       =====
Net charge-offs to total average
  loans receivable for period ..........     0.08%       0.04%       0.08%       0.04%       0.01%
Allowance at end of period to
  net loans receivable at end
  of period (1) ........................     0.72        0.81        0.88        0.94        0.67
Allowance to total non-performing
  loans at end of period ...............    36.77       94.18      425.32      114.70       41.10

----------------------
(1)  Total loans less net loans in process and deferred loan costs.

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                   At June 30,
                             --------------------------------------------------------
                                  2001                2000                1999
                             ----------------  ------------------  ------------------
                                     Percent             Percent             Percent
                                     of loans            of loans            of loans
                                     in each             in each             in each
                                     category            category            category
                                     of total            of total            of total
                             Amount   loans    Amount     loans    Amount     loans
                             ------  --------  ------    --------  ------    --------
                                             (Dollars in thousands)
Balance at end of period
   applicable to:
Residential .............     $130    49.26%    $113      50.76%    $ 45      53.46%
Combo ...................       15    13.15       13      14.23       30      13.60
Nonresidential ..........      130    25.02      105      25.76       45      23.79
Multi-family ............        3     0.96        2       2.20       20       2.80
Mobile home loans .......       44     5.77       11       2.86       45       2.43
Commercial and industrial
   loans ................        4     0.88        2       0.57       15       1.37
Consumer loans ..........       60     4.96       30       3.62       25       2.55
Unallocated .............        6       --       96         --      111         --
                              ----    ------    ----     ------     ----     ------
    Total ...............     $392    100.00%   $372     100.00%    $336     100.00%
                              ====    ======    ====     ======     ====     ======


Investments and FHLB Stock

     The Company's investment portfolio (excluding mortgage-backed securities) consists of equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 2001, approximately $1.8 million, or 3.1% of the Company's total assets, consisted of such investments. All of the Company's securities, except for FHLB stock, were classified as available for sale at June 30, 2001.

     The following table sets forth the amortized cost and fair value of the Company's investments at the dates indicated.

                                                            At June 30,
                                  --------------------------------------------------------------
                                          2001                   2000                  1999
                                  ------------------     -----------------     -----------------
                                  Amortized   Fair       Amortized  Fair       Amortized   Fair
                                    Cost      Value        Cost     Value        Cost      Value
                                  ---------   -----      ---------  -----      ---------   -----
                                                          (In thousands)
Securities available for sale (1):
  Federal agencies ...........     $   --     $   --     $   --     $   --     $  100     $  101
  Marketable equity securities        701        565        719        465        813        617
                                   ------     ------     ------     ------     ------     ------
    Total securities
      available for sale .....        701        565        719        465        913        718
FHLB stock (2) ...............      1,100      1,100        835        835        660        660
                                   ------     ------     ------     ------     ------     ------
    Total investments ........     $1,801     $1,665     $1,554     $1,300     $1,573     $1,378
                                   ======     ======     ======     ======     ======     ======

-------------------
(1) In accordance with SFAS No. 115, securities available for sale are recorded at fair value in the financial statements.
(2)  Fair value approximates carrying value.

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

     An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 2001, is as follows:

                                        Minimum    Balance at                 Weighted
                                        Opening    June 30,        % of        Average
Type of Account                         Balance      2001        Deposits       Rate
---------------                       ----------- ------------ ------------  ----------
                                                    (Dollars in thousands)
Withdrawable:
  Savings accounts .................     $   10     $ 3,827          9.31%     2.58%
  Money market accounts ............      5,000         935          2.27      3.95
  NOW and other transaction accounts         50       4,298         10.46      1.56
                                                    -------        ------
    Total withdrawable .............                $ 9,060         22.04      2.24
Certificates (original terms):
  91 days ..........................        500       1,787          4.34      4.22
  6 months .........................        500       2,417          5.88      5.05
  12 months ........................        500      11,048         26.87      5.58
  18 months ........................        500       4,596         11.18      6.38
  24 months ........................        500       6,211         15.11      5.79
  30 months ........................        500       1,071          2.61      5.35
  36 months ........................        500         193          0.47      5.24
  48 months ........................        500         611          1.49      5.75
  60 months ........................        500       3,705          9.01      5.80
IRAs (original terms):
  12 months ........................        500         156          0.38      5.50
  36 months ........................        500         189          0.46      6.18
  60 months ........................        500          67          0.16      5.25
                                                    -------        ------
    Total certificates and IRAs ....                 32,051         77.96      5.64
                                                    -------        ------
    Total deposits .................                $41,111        100.00%     4.89%
                                                    =======        ======

     The following table sets forth, by various interest rate categories, the composition of time deposits of the Bank's at the dates indicated:

                                                   At June 30,
                                  --------------------------------------------
                                     2001             2000             1999
                                  ----------      -----------      -----------
                                                (In thousands)
4.00% and under .............      $   107          $    --          $    --
4.01 - 6.00 % ...............       24,665           17,312           19,682
6.01 - 8.00% ................        7,279           13,775            4,185
                                   -------          -------          -------
   Total ....................      $32,051          $31,087          $23,867
                                   =======          =======          =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 2001, and the total amount maturing thereafter. Matured certificates which have not been renewed as of June 30, 2001, have been allocated based upon certain rollover assumptions:

                                  Amounts At June 30, 2001, Maturing in
                        --------------------------------------------------------
                         One Year          Two        Three        Greater Than
                         or Less          Years       Years        Three Years
                        ----------     ---------     ---------    --------------
                                            (In thousands)
4.00% and under .......   $   107        $   --        $   --        $   --
4.01 - 6.00 % .........    17,617         4,371         1,978           699
6.01-8.00% ............     6,361           543            46           329
                          -------        ------        ------        ------
         Total ........   $24,085        $4,914        $2,024        $1,028
                          =======        ======        ======        ======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2001.


                                                                At June 30, 2001
                                                                ----------------
Maturity                                                         (In thousands)
--------
Three months or less ..........................................      $ 2,247
Greater than three months through six months ..................        3,609
Greater than six months through twelve months .................        2,665
Over twelve months ............................................        2,772
                                                                     -------
         Total ................................................      $11,293
                                                                     =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                          Deposit Activity
                                      -----------------------------------------------------------
                                                             Increase
                                                            (Decrease)
                                      Balance at               from       Balance at
                                      June 30,      % of     June 30,      June 30,      % of
                                        2001       Deposit     2000         2000       Deposits
                                      ----------   -------   --------     ----------   --------
                                                       (Dollars in thousands)
Withdrawable:
  Savings accounts ............       $ 3,827         9.31%    $   304     $ 3,523         9.14%
  Money market accounts .......           935         2.27         648         287         0.74
  NOW accounts and
    other transaction accounts          4,298        10.46         653       3,646         9.46
                                      -------       ------     -------     -------       ------
    Total withdrawable ........         9,060        22.04       1,605       7,456        19.34%
Certificates (original terms):
  91 days .....................          ,787         4.34         471       1,316         3.41
  6 months ....................         2,417         5.88      (1,597)      4,014        10.41
  12 months ...................        11,048        26.87      (1,633)     12,681        32.90
  18 months ...................         4,596        11.18       3,884         712         1.85
  24 months ...................         6,211        15.11        (296)      6,507        16.88
  30 months ...................         1,071         2.61         (47)      1,118         2.90
  36 months ...................           193         0.47         (21)        214         0.56
  48 months ...................           611         1.49          66         545         1.41
  60 months ...................         3,705         9.01          56       3,649         9.47
IRAs (original terms):
  12 months ...................           156         0.38          57          99         0.26
  36 months ...................           189         0.46          15         174         0.45
  60 months ...................            67         0.16           9          58         0.16
                                      -------       ------     -------     -------       ------
    Total certificates and IRAs        32,051        77.96         964      31,087        80.66
                                      -------       ------     -------     -------       ------
      Total deposits ..........       $41,111       100.00%    $ 2,569     $38,543       100.00%
                                      =======       ======     =======     =======       ======

     Borrowings. The Bank focuses on generating loans by using the best source of funding from deposits, investments or borrowings. At June 30, 2001, the Bank had $20.0 million in borrowings from the FHLB of Indianapolis, which mature on various dates primarily during the years 2001 through 2006 and have interest rates ranging from 4.74% to 6.28%. The Bank does not anticipate any difficulty in obtaining advances from the FHLB of Indianapolis appropriate to meet its requirements in the future. The Bank had $37.8 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 2001. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by not less than 145% of eligible loans and 105% of eligible securities. Therefore, the Bank's eligible collateral would have supported approximately $27.6 million in advances from the FHLB of Indianapolis as of June 30, 2001. However, the Bank's Board of Directors has by resolution limited the amount of authorized borrowings to $26.0 million at June 30, 2001.

     The following table presents certain information relating to the Bank's FHLB borrowings for the years ended June 30, 2001, 2000 and 1999.

                                                                   At or for the Year Ended June 30,
                                                            ------------------------------------------------
                                                               2001              2000              1999
                                                            ------------     ------------       ------------
                                                                            (In thousands)
FHLB Advances:
Average balance outstanding .......................          $18,008           $14,325           $10,242
Maximum amount outstanding at any
  month-end during the period .....................           22,000            16,700            13,200
Weighted average interest rate during the period ..             5.63%             5.85%             5.83%
Weighted average interest rate at end of period ...             5.38%             5.91%             5.61%


Service Corporation Subsidiary

     BSF, Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in purchasing and developing large tracts of real estate. After land was acquired, BSF subdivided the real estate into lots, made improvements such as streets, and sold individual lots, usually on contract. Each subdivision has separate restrictive covenants, but most permit mobile or modular homes. As of June 30, 2001, outstanding contracts on BSF subdivision lots were:

Name of Subdivision                 Number of Contracts        Contract Balance
-------------------                 -------------------        ----------------
Hancock Corner                              3                      $131,297
10 O'Clock Line                             3                        35,003
Greene Woods                                1                         6,622
Autumn Hills                                9                        94,529
Coon Path                                   2                        27,090
Purchased contracts                         1                           924
Jerrel Property                             1                        24,288
Quarry Woods                                1                        20,475
                                           --                      --------
   Total outstanding contracts             21                      $340,228
                                           ==                      ========

     At June 30, 2001, BSF had two unsold lots in Coon Path, with a sale price of $22,450.

     BSF has been developing Hancock Corner as a subdivision to accommodate modular homes. As of June 30, 2001, four lots had sold for $216,500. Additionally, this development had 21 tracts of ground in inventory with a sale price of $541,500.

     BSF held title to three commercial lots in Cloverdale with a listed price of $200,000. While awaiting sale of this real estate, it is rented for commercial use.

     BSF from time to time keeps a number of its tracts of land for mobile home repossession. BSF purchases repossessed mobile homes from the Bank at book value, which would approximate market value. The mobile homes are then placed on the vacant tracts of land and sold by BSF, thereby protecting the Bank from related losses. Currently, the Bank has no mobile homes on lots waiting for sale.

     During fiscal year 2001, BSF purchased 257 acres known as Quarry Woods located two miles north of Spencer. By June 30, 2001, BSF had sold one lot with a sale price of $22,750. At June 30, 2001, this development had 13 residential lots in inventory with a sale price of $471,000. Quarry Woods had one commercial lot of 75 acres priced at $275,000, and a second commercial lot of 27 acres priced at $50,000 at June 30, 2001.

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

        Frank R. Stewart                          President
        Robert W. Raper                           Vice President
        Charles W. Chambers                       Secretary and Treasurer

     At June 30, 2001, the Bank's aggregate investment in BSF was $373,000. Excluding certain administrative costs not specifically allocated to its operations, BSF net income for the years ended June 30, 2001, 2000 and 1999 was $59,000, $10,000 and $16,000, respectively. Net of such costs, net income was approximately $20,000 in 2001, a net loss in 2000, and breakeven in 1999. The consolidated statements of income of the Bank and its subsidiary included elsewhere herein include the operations of BSF. All significant intercompany balances and transactions have been eliminated in the consolidation.

Income Tax Credits

     The Company's subsidiary Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc., to finance construction and development of a low income housing project. The project, Cunot Apartments, L.P., is a 24-unit apartment complex for senior living. The Bank purchased a 99% limited partnership interest for $696,000. Funds were dispersed by installments during project construction, which was completed during July 1999. The Bank's investment in the project is eligible for income tax credits over the fifteen-year life of the Agreement.

     As of June 30, 2001, the total capitalized building, land and organizational costs for the project were $1,398,000. The Bank's share of net operating losses from the project during the year was $48,000, reducing its net investment to $614,000 at June 30, 2001. Income tax credits related to this investment reduced the Company's federal income tax expense by $107,000 in fiscal year 2001.

Employees

     As of June 30, 2001, the Company employed 24 persons on a full-time basis and six persons on a part-time basis. None of the Company's employees is represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

     Under current federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis. See "Regulation-- Acquisitions or Dispositions and Branching."

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

     A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size and condition and the complexity of its operations. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 2001, was $11,917.

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

     The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") in November 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company to file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "--Qualified Thrift Lender." At June 30, 2001, the Bank's asset composition exceeded that required to qualify the Bank as a Qualified Thrift Lender.

     If the Holding Company were to acquire control of another savings institution other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is made pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

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

     As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. The Bank is currently in compliance with this requirement. At June 30, 2001, the Bank's investment in stock of the FHLB of Indianapolis was $1.1 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

     All twelve FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 2001, dividends paid by FHLB to the Bank totaled $76,000, for an annual rate of 8.0%.

Insurance of Deposits

     The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, in September 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law, as further described below.

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

     In 1996, legislation was enacted which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Bank recognized this one-time assessment as a non-recurring operating expense of $142,000 ($86,000 after tax) during the three-month period ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to .06% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980s ("FICO"). Although Congress has considered merging the SAIF and the BIF, until such a merger occurs, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTC recently amended this requirement to require a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for other savings associations. This amendment became effective in April 1999. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusive agency activities for its customers or mortgage banking subsidiaries). At June 30, 2001, the Bank was in compliance with all capital requirements imposed by law.

     The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, the Bank nevertheless measures its interest rate risk in conformity with the OTS regulation. As of June 30, 2001, the Bank's interest rate risk was considered "minimal" within the parameters set forth in the regulation.

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

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 2001, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Capital Distributions Regulation

     The OTS adopted a regulation, effective in April 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

     The amended regulation exempts certain savings associations from the requirement under the previous regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). On February 28, 2001, the Bank received OTS approval to pay cash dividends of $2,012,575 to its parent holding company during calendar year 2001. Of this amount, $1,862,575 was used by the Company to repurchase and retire 338,650 shares of its common stock. The remaining portion of the cash dividend was allocated for payment of corporate and administrative expenses. Due to these capital distributions, the Bank's retained net income standard at June 30, 2001 was zero. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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

Liquidity

     The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim final rule in March 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.

Safety and Soundness Standards

     In February 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. In August 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

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

     The Bank's loans-to-one-borrower ("LTOB") limit has been reduced due to the reduction in its capital base during the year. At June 30, 2001, the Bank had one loan that exceeded the LTOB limit at the time of origination and three loans that complied with the LTOB limit at the time of origination and became "non-conforming" due to the reduction in the Bank's LTOB limit. Regarding the three non-conforming loans, regulators have notified the Bank that no action is required by management to achieve LTOB compliance. Management is actively exploring available remedies to bring the one loan originated in excess of the LTOB limit into regulatory compliance. Management is confident that regulatory compliance can be achieved in a timely manner. The Bank does not believe that the LTOB limits will have a significant impact on its business operations or earnings. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

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

     At June 30, 2001, the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test inss.7701(a)(19) of the Code or the asset composition test ofss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state- chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

     Finally, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis. The Indiana Branching Law became effective in March 1996.

Community Reinvestment Act Matters

     Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating-- outstanding, satisfactory, unsatisfactory and needs improvement-- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS examiners have determined that the Bank has a satisfactory record of meeting community credit needs.

                                    TAXATION

Federal Taxation

     Historically, savings banks have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is not able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Internal Revenue Code of 1986, as amended (the "Code"); (ii) the Bank pays out excess dividends or distributions; or (iii) the Bank redeems its own stock.

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

     The following table provides certain information with respect to the Company's offices as of June 30, 2001:

                                                                        Net Book Value
                                                                         of Property,
                               Owned or      Year           Total         Furniture &       Approximate
Description and Address         Leased      Opened        Deposits         Fixtures       Square Footage
-----------------------       ----------    ------        --------      --------------    --------------
                                                           (Dollars in thousands)
279 East Morgan Street          Owned        1987          $34,213          $1,040            11,300
Spencer, IN  47460
(including annex)

102 South Main Street           Owned        1998          $ 6,898          $  819             6,000
Cloverdale, IN 46120

     The Cloverdale, Indiana branch office opened for business on October 1, 1998.

     As of June 30, 2001, the Bank also owned a parcel of real estate located across the street from its Spencer office that is used for employee parking.

     The Company owns computer and data processing equipment that is used for transaction processing, loan origination, and accounting.

     The Bank has also contracted for the data processing and reporting services of On-Line Financial Services, Inc. in Oak Brook, Illinois, which was acquired in April 1999 by GFS Holdings company GFS Holdings was subsequently merged with Aurum Technology Inc., of Plano, Texas, on January 16, 2001. The cost of these data processing services was approximately $11,000 per month for the twelve months ended June 30, 2001.

Item 3.  Legal Proceedings.

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 2001.

Item 4.5.Executive Officers of the Registrant.

     Presented below is certain information regarding the executive officers of the Holding Company:

        Name                    Position
        -------------------     ------------------------------------------------

        Kurt J. Meier           President, Chief Executive Officer and Treasurer
        Kurt D. Rosenberger     Vice President and Chief Financial Officer
        Charles W. Chambers     Secretary

     Kurt J. Meier (age 51) is President, Chief Executive Officer and Treasurer of the Holding Company. Mr. Meier has also served as President of the Bank since 1994. Theretofore, he served as Managing Officer of the Bank from 1990 to 1994.

     Kurt D. Rosenberger (age 42) is Vice President and Chief Financial Officer of the Holding Company. Mr. Rosenberger has also served as Vice President of the Bank since 1994. Theretofore, he served as Senior Financial Analyst for the Office of Thrift Supervision in Indianapolis, Indiana, from 1990 to 1994.

     Charles W. Chambers (age 86) is Secretary of the Holding Company. Mr. Chambers has also served as a Staff Appraiser of the Bank from 1991 to 1996 and as Secretary of the Bank since 1990.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Holding Company's common stock, without par value ("Common Stock"), is quoted on The Nasdaq Stock Market's SmallCap Market under the symbol "HWEN." As of August 20, 2001, there were approximately 260 registered holders of the Holding Company's Common Stock. Management estimates at least 275 additional stockholders held shares in broker accounts on August 20, 2001.

     The following table sets forth the high and low bid prices and dividends paid per share of Common Stock for the quarters indicated. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      Quarter Ended            High Bid        Low Bid        Dividends Declared
      -------------            --------        -------        ------------------
      September 30, 1998        $4.500          $3.813              $0.013
      December 31, 1998          3.938           3.250               0.015
      March 31, 1999             4.000           3.500               0.015
      June 30, 1999              3.938           3.500               0.015
      September 30, 1999         4.000           3.438               0.015
      December 31, 1999          3.563           3.063               0.015
      March 31, 2000             3.375           2.531               0.015
      June 30, 2000              3.125           2.594               0.015
      September 30, 2000         3.625           2.500               0.020
      December 31, 2000          5.375           3.375               0.020
      March 31, 2001             7.000           3.250               0.020
      June 30, 2001              4.550           3.450               0.030

Stockholder Matters

     The book value of HFB Common Stock was $4.38 at June 30, 2001. On this same date, the price of HFB Common Stock was $3.99 per share, representing a 91.1% price-to-book value ratio. For the year ended June 30, 2001, quarterly dividends totaling $.09 per share were paid to shareholders.

     Effective January 10, 2001, the Company effected a 2-for-1 stock split of its Common Stock.

     The Company repurchased and retired 355,750 shares of its Common Stock at an average cost of $5.37 per share during fiscal year 2001. Of such shares, 338,650 shares were acquired by the Company on March 7, 2001, in a privately negotiated transaction with two affiliated shareholders owning 19.9% of the then outstanding shares. Those two shareholders offered their entire position to the Company. As of June 30, 2001, the Company had purchased a total of 664,654, or 32.8% of the total number of Common Stock shares originally offered to the public. Further, on May 25, 2000, the Company announced its third consecutive repurchase initiative to repurchase up to 5% of the Corporation's outstanding shares on the date of the announcement, adjusted for the stock split. Pursuant to this initiative, the Company may initiate additional purchases, from time to time, on the open market up to 86,000. At June 30, 2001, there were 1,359,050 shares of Common Stock outstanding.

     Since  the  Holding   Company  has  no  independent   operations  or  other
subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and the ability of the Bank to pay dividends to the Holding Company. The Bank's ability to pay dividends is subject to certain regulatory restrictions. See "Regulations-- Capital Distributions Regulation."

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

                                                                          At  June 30
                                              -------------------------------------------------------------
                                                 2001          2000          1999        1998        1997
                                              ----------    ----------    ---------   ---------   ---------
                                                                     (Dollars in thousands)
Summary of Financial Condition:
Total assets .............................     $ 68,792      $ 59,451      $53,136     $42,560     $42,508
Loans receivable, net ....................       54,244        45,341       38,238      33,959      34,117
Cash and cash equivalents ................        3,214         1,716        2,475       3,802       4,184
Securities available for sale ............        6,147         7,712        8,288       1,918       2,102
Deposits .................................       41,111        38,542       32,657      26,649      26,157
Federal Home Loan Bank advances
   and other borrowings ..................       21,300        13,500       13,200       8,200       9,000
Stockholders' equity .....................        5,946         7,182        7,123       7,506       7,197


                                                                      Year Ended  June 30
                                              -------------------------------------------------------------
                                                 2001          2000          1999        1998        1997
                                              ----------    ----------    ---------   ---------   ---------
                                                                     (Dollars in thousands)
Summary of Operating Results:
Interest and dividend income .............     $  5,764      $  4,773      $ 3,883     $ 3,690     $ 3,397
Interest expense .........................        3,210         2,577        2,032       1,812       1,703
                                               --------      --------      -------     -------     -------
   Net interest income ...................        2,554         2,196        1,851       1,878       1,694
Provision for loan losses ................           60            54           44         102          85
                                               --------      --------      -------     -------     -------
   Net interest income after provision for
          loan losses ....................        2,494         2,142        1,807       1,776       1,609
                                               --------      --------      -------     -------     -------
Other income:
   Service charges on deposit accounts ...          177           151           84          55          43
   Gain on sale of real estate acquired
        for development ..................           98            25            6           7          31
   Net realized gain on sales of available
       for sale securities ...............          107           (18)           3         141          37
   Loss on low-income housing investment .          (48)          (34)          --          --          --
   Other .................................           32            30           32          64          53
                                               --------      --------      -------     -------     -------
      Total other income .................          366           154          125         267         164
Other expenses:
   Salaries and employee benefits ........        1,116           924          819         723         521
   Net occupancy expense .................          177           145          110          85          71
   Equipment expense .....................          109           139          115          58          61
   Deposit insurance expense .............            8            13           17          16         165
   Computer processing expense ...........          225           185          152         120          95
   Printing and office supplies ..........           56            43           65          41          38
   Advertising ...........................           56            46           60          47          34
   Legal and professional fees ...........          185           137          105         123         172
   Directors and committee fees ..........           58            57           56          43          42
   Other .................................          271           204          190         188         169
                                               --------      --------      -------     -------     -------
        Total other expenses .............        2,261         1,893        1,689       1,444       1,368
                                               --------      --------      -------     -------     -------
Income before income tax .................          599           403          243         599         405
Income tax expense .......................          137            54           99         206         153
                                               --------      --------      -------     -------     -------
         Net income ......................     $    462      $    349      $   144     $   393     $   252
                                               ========      ========      =======     =======     =======


                                                                      Year Ended  June 30
                                                ---------------------------------------------------------------
                                                   2001         2000          1999         1998         1997
                                                ----------   ----------    ----------   ----------   ----------
                                                                     (Dollars in thousands)
Supplemental Data (1):
Basic earnings per share ..................     $     .31   $     .22   $      .09   $      .24   $     .14
Diluted earnings per share ................           .31         .22          .09          .24         .14
Book value per common share at end of year           4.38        4.19         4.02         4.04        3.83
Dividends per share .......................           .09         .06          .06          .05         .04
Dividend payout ratio .....................         29.03%      27.27%       66.67%       21.28%      29.63%
Return on assets (2) ......................          0.71        0.61         0.30          .93         .63
Return on equity (3) ......................          6.69        4.92         1.99         5.34        3.31
Interest rate spread (4) ..................          3.72        3.62         3.61         3.87        3.56
Net yield on interest-earning assets (5) ..          4.10        4.06         4.17         4.65        4.41
Other expenses to average assets ..........          3.48        3.30         3.52         3.42        3.40
Net interest income to other expenses .....          1.13x       1.16x       1.10x        1.30x        1.24x
Equity-to-assets (6) ......................          8.64%      12.08%       13.41%       17.66%      16.93%
Average equity to average total assets ....         10.63       12.37        15.08        17.42       18.90
Average interest-earning assets to average
   interest-bearing liabilities ...........          1.07x       1.09x        1.13x        1.17x       1.19x
Non-performing assets to total assets .....          1.60%        .72%         .16%        1.17%       1.76%
Non-performing loans to total loans .......          1.95         .86          .20          .81        1.65
Loan loss allowance to total loans, net ...           .72         .81          .88          .94         .68
Loan loss allowance to non-performing loans         36.77       94.18       425.32       114.70       41.10
Net charge-offs to average loans ..........           .08         .04          .08          .04         .01

----------------------------
(1) All per share amounts have been restated to reflect a 2-for-1 stock split effective January 6, 1998, and a 2-for-1 stock split effective January 10, 2001.
(2)  Net income divided by average total assets.
(3)  Net income divided by average total equity.
(4) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated.
(5)  Net interest income divided by average interest-earning assets.
(6)  Total equity divided by total assets.


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

                                        Average Balance Sheet/Yield Analysis

                                                                  Year Ended June 30,
                                      -------------------------------------------------------------------------------------
                                               2001                           2000                          1999
                                      --------------------------   --------------------------   ---------------------------
                                      Average             Yield/   Average             Yield/   Average             Yield/
                                      Balance Interest     Cost    Balance   Interest   Cost    Balance   Interest   Cost
                                      ------- --------    ------   -------   --------  ------   -------   --------  ------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
   Interest-earning deposits ......   $ 2,206   $  109      4.94%  $ 2,580   $  157      6.09%  $ 3,242   $  157      4.84%
   Investment securities (1) ......     7,353      447      6.08     8,435      530      6.28     6,022      335      5.55
   Loans receivable (2) ...........    51,772    5,132      9.91    42,243    4,023      9.52    34,547    3,346      9.69
   Stock in FHLB of Indianapolis ..       949       76      8.01       787       63      8.01       562       45      8.01
                                      -------   ------             -------   ------             -------   ------
     Total interest-earning assets.    62,280   $5,764      9.25    54,045    4,773      8.83    44,373    3,883      8.75
                                                ------                       ------                       ------
Non-interest earning assets, net of
   allowance for loan losses and
   including unrealized gain (loss)
   on securities available for sale     2,710                        3,289                        3,676
                                      -------                      -------                      -------
     Total assets .................   $64,990                      $57,334                      $48,049
                                      =======                      =======                      =======
Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Savings accounts ...............    $3,893      103      2.65%  $ 3,837      101      2.63% $  3,559       97      2.73%
   NOW accounts ...................     3,818       99      2.59     3,596       85      2.36     4,402      123      2.79
   Certificates of deposit ........    30,959    1,848      5.97    27,502    1,533      5.57    21,364    1,215      5.69
   FHLB advances and other borrowings  19,351    1,160      5.99    14,565      858      5.89    10,242      597      5.83
                                      -------   ------             -------   ------            --------   ------
     Total interest-bearing
        liabilities ...............    58,021    3,210      5.53    49,500    2,577      5.21    39,567    2,032      5.14
                                      -------   ------                       ------                       ------

Other liabilities .................        61                          743                        1,237
                                      -------                      -------                      -------
     Total liabilities ............    58,082                       50,243                       40,804
                                      -------                      -------                      -------
Stockholders' equity ..............     7,080                        7,423                        7,376
Net unrealized gain/(loss) on
   securities available for sale ..      (172)                        (332)                        (131)
                                      -------                      -------                      -------
     Total stockholders' equity ...     6,908                        7,091                        7,245
                                      -------                      -------                      -------
     Total liabilities and
         stockholders' equity .....   $64,990                      $57,334                      $48,049
                                      =======                      =======                      =======
Net interest-earning assets .......     4,259                      $ 4,545                      $ 4,806
                                      =======                     ========                      =======
Net interest income ...............             $2,554                       $2,196                      $1, 851
                                                ======                       ======                      =======
Interest rate spread ..............                         3.72                         3.62                         3.61
Net yield on weighted average
   interest-earning assets ........                         4.10                         4.06                         4.17
Average interest-earning assets to
   average interest-bearing
   liabilities ....................    107.34%                      109.18%                      112.97%

-----------------------
(1) Yields for mortgage-backed securities and other investments available for sale are computed based upon amortized cost.
(2)  Non-accruing loans have been included in average balances.

     In the foregoing table, no adjustment of interest on tax-exempt securities to a tax-equivalent basis was made since the adjustment was less than $10,000 in each period presented.


                                           Interest Rate Spread Analysis

                                               At June 30,   Year Ended June 30,
                                                          ----------------------
                                                  2001    2001    2000    1999
                                                 ------  ------  ------  ------

Weighted average interest rate earned on:
   Interest-earning deposits ..................   3.34%   4.94%   6.09%   4.84%
   Investment securities ......................   6.34    6.08    6.28    5.55
   Loans receivable ...........................   9.75    9.91    9.52    9.69
   Stock in FHLB of Indianapolis ..............   7.75    8.01    8.01    8.01
     Total interest-earning assets ............   9.11    9.25    8.83    8.75

Weighted average interest rate cost of:
   Savings accounts ...........................   2.58    2.65    2.63    2.73
   NOW and money market accounts ..............   1.99    2.59    2.36    2.79
   Certificates of deposit ....................   5.64    5.97    5.57    5.69
   FHLB advances and other borrowings .........   5.70    5.99    5.92    5.83
     Total interest-bearing liabilities .......   5.17    5.53    5.21    5.14

Interest rate spread (1) ......................   3.94    3.72    3.62    3.61
Net yield on weighted average
   interest-earning assets (2) ................           4.10    4.06    4.17

---------------------
(1) Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate earned for the period indicated. Interest rate spread figures must be considered in light of the relationship between the amounts of interest-earning assets and interest-bearing liabilities.
(2) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated. No net yield percentage is presented at June 30, 2001, because the computation of net yield is applicable only over a period rather than at a specific date.

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

                                     Rate/Volume Analysis
                                      Increase (Decrease) in Net Interest Income
                                      ------------------------------------------
                                       Due to     Due to     Total Net
                                       Volume      Rate        Change
                                      ---------  ---------  ------------
                                            (Dollars in thousands)
Year ended June 30, 2001 compared to
   Year ended June 30, 2000
Interest-earning assets:
   Interest-earning deposits .........$ (21)      $ (27)      $   (48)
   Investment securities .............  (66)        (17)          (83)
   Loans receivable ..................  939         170         1,109
   Stock in FHLB of Indianapolis .....   13          --            13
                                      -----       -----       -------
     Total ...........................  865         126           991
                                      -----       -----       -------
Interest-bearing liabilities:
   Savings accounts ..................    1           1             2
   NOW and money market accounts .....    5           9            14
   Certificates of deposit ...........  201         114           315
   FHLB advances .....................  287          15           302
                                      -----       -----       -------
     Total ...........................  494         139           633
                                      -----       -----       -------
Change in net interest income ........$ 371       $ (13)      $   358
                                      =====       =====       =======

Year ended June 30, 2000 compared to
   Year ended June 30, 1999
--------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits .........$ (36)      $  36       $     0
   Investment securities .............  147          48           195
   Loans receivable ..................  734         (57)          677
   Stock in FHLB of Indianapolis .....   18           0            18
                                      -----       -----       -------
     Total ...........................  887           3           890
                                      -----       -----       -------
Interest-bearing liabilities:
   Savings accounts ..................    7          (3)            4
   NOW and money market accounts .....  (21)        (17)          (38)
   Certificates of deposit ...........  343         (25)          318
   FHLB advances and other borrowings   255           6           261
                                      -----       -----       -------
     Total ...........................  584         (39)          545
                                      -----       -----       -------
Change in net interest income ........$ 303       $  42       $   345
                                      =====       =====       =======

Year ended June 30, 1999 compared to
   Year ended June 30, 1998
--------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits .........$   2       $ (22)      $   (20)
   Investment securities .............  214         (46)          168
   Loans receivable ..................   17          23            40
   Stock in FHLB of Indianapolis .....    5          --             5
                                      -----       -----       -------
     Total ...........................  238         (45)          193
                                      -----       -----       -------
Interest-bearing liabilities:
   Savings accounts ..................    5         (11)           (6)
   NOW and money market accounts .....   12         (12)           --
   Certificates of deposit ...........  164          (6)          158
   FHLB advances .....................   97         (29)           68
                                      -----       -----       -------
     Total ...........................  278         (58)          220
                                      -----       -----       -------
Change in net interest income ........$ (40)      $  13       $   (27)
                                      =====       =====       =======


Changes in Financial Position and Results of Operations - Year Ended June 30, 2001, Compared to Year Ended June 30, 2000:

     General. HFB earned record net income totaling $462,000 for the year ended June 30, 2001, representing a $113,000 or 32.4% increase compared to $349,000 for the year ended June 30, 2000. The increase in net income was primarily a product of increases in loan interest income and non-interest income.

     Each entity of the Company contributed significantly to the record year. Non-interest income was higher partially due to gains on the sale of equity investments held by HFB. Interest income increased because of the Bank's loan growth and a higher average yield on loans. And the Bank's subsidiary, BSF Inc., generated additional non-interest income from the sale of developed real estate.

     The return on average assets for the year ended June 30, 2001 was .71%, compared to .61% the prior year. The return on average equity was 6.69% for the year ended June 30, 2001, compared to 4.92% for the year ended June 30, 2000. Earnings per share were $.31 for the year ended June 30, 2001 and $.22 for the year ended June 30, 2000.

     Assets. Total assets increased $9,341,000, or 15.7% to $68,792,000 at June 30, 2001, compared to $59,451,000 at June 30, 2000. Cash and cash equivalents increased  $1,498,000  or 87.3%,  to  $3,214,000  at June 30, 2001,  compared to
$1,716,000 a year earlier. Investment securities available for sale decreased $1,565,000 or 20.3% to $6,147,000 at June 30, 2001, compared to $7,712,000 at
June 30, 2000. Total loans increased $8,924,000 or 19.5% during fiscal 2001. The largest portion of this increase came from residential mortgage loans, which grew by $3,588,000 or 15.3%, to $27,082,000 at June 30, 2001, compared to
$23,494,000 at June 30, 2000. Posting an increase of $1,850,000, mobile home loans more than doubled to $3,172,000 at June 30, 2001, compared to $1,322,000 at June 30, 2000. In addition, nonresidential mortgage loans increased $1,832,000 or 15.4%, to $13,758,000 at June 30, 2001, compared to $11,926,000 at
June 30, 2000. At June 30, 2001 total loans were $54,636,000 compared to $45,712,000 at prior year-end June 30, 2000.

     The year-end level of stock in the FHLB of Indianapolis stood at $1,100,000 and $835,000 for 2001 and 2000, respectively. Net premises and equipment decreased $61,000 or 3.2%, to $1,860,000 at June 30, 2001 compared to $1,920,000 at June 30, 2000. Foreclosed real estate and repossessed assets increased $2,000 to $37,000 compared to $35,000 at June 30, 2000. The total at June 30, 2001 consists of one lot and a mobile home.

     Average assets increased $7,656,000 or 13.4%, to $64,990,000 for the year ended June 30, 2001, compared to $57,334,000 for the prior year-ended June 30, 2000. Average interest-earning assets increased $8,235,000 or 15.2%, to $62,280,000 for the year ended June 30, 2001 and represented 95.8% of average assets. The bulk of this increase was due to average loans which increased $9,529,000 or 22.6%, to $51,772,000 for the year ended June 30, 2001, compared to $42,243,000 for the year ended June 30, 2000. Average Federal Home Loan Bank stock also increased $162,000 or 20.6%, to $949,000 for the year ended June 30, 2001. The overall increase in average interest-earning assets was partially offset by decreases in investment securities and interest-earning deposits. The average balance of investment securities decreased by $1,082,000 or 12.8%, to $7,353,000, and average interest-earning deposit balances decreased by $374,000 or 14.5%, to $2,206,000 for the year ended June 30, 2001.

     Liabilities and Stockholders' Equity. Deposits from the Cloverdale bank branch increased by 14.5% during the year and totaled $6,898,000 at June 30, 2001. For the entire Bank, deposits increased $2,569,000 or 6.7%. Total deposits were $41,111,000 at June 30, 2001 and $38,542,000 at June 30, 2000. The change was reflected in several deposit categories. Certificates of deposit increased $964,000 or 3.1% to $32,051,000 at June 30, 2001, compared to $31,087,000 at
June 30, 2000. Transaction accounts increased $653,000 or 17.9%, to $4,298,000 at June 30, 2001 compared to $3,645,000 at June 30, 2000. Passbook and statement savings deposits increased $304,000 or 8.6% to $3,827,000 at June 30, 2001 compared to $3,523,000 at June 30, 2000. In addition, money market deposits increased $648,000 to $935,000 at June 30, 2001.

     In addition to deposits, FHLB advances are an important source of both short-term and long-term funding for the Bank. The level of FHLB advances increased $6,800,000 or 51.5% to $20,000,000 at June 30, 2001. Other borrowings, primarily for the purpose of funding purchases of real estate held for development, also increased during the year. Total borrowings were $21,300,000 at June 30, 2001, compared to $13,500,000 at June 30, 2000.

     Average liabilities increased $7,839,000 or 15.6%, to $58,082,000 for the year ended June 30, 2001, compared to $50,243,000 for the year-ended June 30, 2000. Average interest-bearing liabilities increased $8,521,000 or 17.2%, to $58,021,000 for the year ended June 30, 2001. The increase was primarily due to increases in average certificates of deposit and FHLB advances. Average certificates of deposit increased by $3,457,000 or 12.6% to $30,959,00 for the year ended June 30, 2001, compared to $27,502,000 for the year ended June 30, 2000. Average FHLB advances increased by $5,026,000 or 35.1% to $19,351,000 for the year ended June 30, 2001, compared to $14,325,000 for the prior year ended June 30, 2000.

     On March 7, 2001, the Company acquired 338,650 or 19.9% of its outstanding shares of common stock for $1,863,000 in an unsolicited privately negotiated transaction. During fiscal year 2001, the Company repurchased 355,750 shares or 20.8% of its outstanding common stock for $1,912,000. These transactions reduced total shareholders' equity and total shares outstanding. Stockholders' equity decreased $1,236,000 or 17.2%, to $5,946,000 at June 30, 2001, compared to
$7,182,000 at June 30, 2000.

     Other factors impacting total stockholders' equity during the year were cash dividends, net income, and a net increase in the market value of investment securities. Reduction in stockholders' equity for cash dividends declared in fiscal year 2001 totaled $122,000, compared to $95,000 in fiscal year 2000. The overall decrease in stockholders' equity was partially offset by net income of $462,000 during the year, and a $219,000 decrease in net unrealized losses on securities available for sale. The amortization of employee stock ownership plans also partially offset the overall decrease in stockholders' equity.

     Despite the decrease in total stockholders' equity, the corresponding reduction in shares outstanding led to an increase in book value per share. The Company's book value per share increased $.19 or 4.5% to $4.38 at June 30, 2001 based on 1,359,050 shares outstanding. A year earlier, book value per share was $4.19 with 1,714,800 shares outstanding. Net Interest Income.

     Net interest income increased $358,000 or 16.3%, to $2,554,000 for the year ended June 30, 2001, compared to $2,196,000 for the year ended June 30, 2000. Impacting net interest income were interest rate changes on rate-sensitive assets and liabilities during the current period and average balance increases or decreases applicable to the rate-sensitive portion of the balance sheet. As a result of these factors, total interest income increased $991,000 or 20.8% while total interest expense increased $633,000 or 24.5%, compared to the same period a year earlier.

     Interest income on loans totaled $5,132,000 for the year ended June 30, 2001, compared to $4,024,000 for the year ended June 30, 2000; an increase of $1,108,000 or 27.5%. The increase can be attributed to a larger average balance of loans receivable outstanding for the current year, and an increase in the average yield earned, compared to the same period one year ago.

     Interest and dividend income from investments and interest-earning deposits decreased $131,000 or 19.1% to $556,000 for the year ended June 30, 2001, compared to $687,000 for the year ended June 30, 2000. The decrease can be traced to lower average balances of investment securities and interest-earning deposits held during 2001 and a decrease in the average yield earned, compared to 2000. At June 30, 2001, investment securities included a balance of $701,000 in equity securities, some of which earn dividends. Equity securities totaled $719,000 at June 30, 2000. Dividend income on FHLB stock totaled $76,000 for the year ended June 30, 2000, compared to $63,000 for the year ended June 30, 2000; an increase of $13,000 or 20.6%. The increase can be attributed to a larger average balance outstanding compared to the same period a year earlier. The combined weighted average yield on the balance of interest-earning assets outstanding for the year ended June 30, 2001 increased to 9.25%, compared to 8.83% for the prior year ended June 30, 2000.

     Interest expense on deposits increased $330,000 or 19.2%, to $2,050,000 for the year ended June 30, 2001, compared to $1,720,000 for the year ended June 30, 2000. The change was the result of an increase in the average deposit balance outstanding for the current year and an increase in the weighted average rate paid on certificates of deposit compared to the same period a year earlier. The average cost of deposits increased to 5.30% for the year ended June 30, 2001, compared to 5.00% for the year ended 2000. Interest expense on borrowings increased by $302,000 or 35.2%, to $1,160,000 for the year ended June 30, 2001, compared to $858,000 for the year ended June 30, 2000. The increase was the result of a larger average balance outstanding for the current year, and an increase in the average cost of other borrowings. The combined weighted average rate paid on deposits and borrowings was 5.53% for the year ended June 30, 2001, compared to 5.21% for the prior year.

     The Company's interest rate spread increased 10 basis points to 3.72% for the year ended June 30, 2001, compared to 3.62% for the year ended June 30, 2000. The net interest margin increased to 4.10% for the year ended June 30, 2001, compared to 4.06% for the year ended June 30, 2000. The increase in interest rate spread was the result of an increase in the average balance of loans receivable for the current year compared to the same period in 2000, and an increase in the yield earned on loans. The increase in interest rate margin was due to a larger relative increase in net interest income compared to the increase in average balances of interest-earning assets for the year.

     Provisions for Loan Losses. For the year ended June 30, 2001, the Bank provided $60,000 for future loan losses. During the prior year, provisions of $54,000 were made. The allowance for loan losses totaled $392,000 or .72% of net loans at June 30, 2001, compared to $372,000 or .81% of net loans at June 30, 2000; an increase of $20,000 or 5.4%. Management considers the Bank's allowance for loan losses to be adequate based on general economic conditions, historical net charge-offs and other factors such as the size, condition and characteristics of the loan portfolio. In assessing loan loss allowance adequacy, consideration is also given to the volume and composition of loan portfolio growth.

     Non-interest Income. Non-interest income increased by $212,000 or 137.7% to $366,000 for the year ended June 30, 2001, compared to $154,000 for the prior year ended June 30, 2000. Much of this increase came from gain on sale of investment securities available for sale, which totaled $107,000 for the twelve months ended June 30, 2001. Investment securities sold during the period a year earlier resulted in a loss of $18,000. Gain on sale of real estate held for investment increased to $98,000 for the year ended June 30, 2001, compared to $25,000 for the year ended June 30, 2000. In addition, service charges on deposit accounts increased $26,000 or 17.2% to $177,000 for the year ended June 30, 2001, compared to $151,000 for the year ended June 30, 2000. The overall increase in non-interest income was partially offset by net operating losses of $48,000 recognized during the year ended June 30, 2001 on the Bank's investment in Cunot Apartments, L.P., compared to recognized losses of $34,000 during the year ended June 30, 2000.

     BSF Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in the purchasing and developing of large tracts of real estate. Management has utilized the sale of lots and residences to provide home financing opportunities for the Bank and an additional source of income for the Company as a whole. In connection with the Bank's conversion to an Indiana mutual savings bank in 1996, the FDIC required the Bank to cease BSF's land acquisitions and divest of BSF's non-conforming real estate holdings within five years, among other conditions. In order to permit the Company to continue its profitable real estate development activities through BSF, the Company and the Bank successfully sought charter conversions under authority granted to the Office of Thrift Supervision. Effective May 1, 1999 the Company became a federally chartered unitary savings and loan holding company and the Bank became a federal stock savings bank.

     The level of income from BSF fluctuates widely since it is primarily dependent on the volume of lots sold, and profits on residential properties. During fiscal year 2000, BSF purchased, developed and began selling lots in a 27-lot subdivision. During fiscal year 2001 BSF purchased over 250 acres that will be developed and sold for commercial and residential use. This renewed development activity led to an increase in income from BSF operations for the year ended June 30, 2001, compared to recent prior years. Gains on the sale of real estate for development totaled $98,000 for the year ended June 30, 2001, compared to $25,000 the year ended June 30, 2000 and $6,000 for the year ended June 30, 1999.

     Non-interest Expense. Non-interest expense increased by $368,000 or 19.4%, to $2,261,000 for the year ended June 30, 2001, compared to $1,893,000 for the year ended June 30, 2000. This increase is the result of expense increases in several operating categories and is attributed to the bank's continued overall growth. Salaries and employee benefits increased $192,000 or 20.8% due to higher group insurance premiums, wage increases, and new employees hired during the year. Legal and professional fees increased $48,000 or 35.0% to $185,000 for the year ended June 30, 2001, compared to $137,000 for the year ended June 30, 2000. Computer processing fees increased $40,000 or 21.6% to $225,000 for the year ended June 30, 2001, compared to $185,000 for the year ended June 30, 2000. The overall increase in non-interest expense was partially offset by a $30,000 or 21.6% decrease in equipment expense to $109,000 for the year ended June 30, 2001, compared to $139,000 for the prior year ended June 30, 2000.

     Income Tax Expense. Income tax expense increased $83,000 to $137,000 for the year ended June 30, 2001, compared to $54,000 for the year ended June 30, 2000. The increase was due to an increase in income before taxes of $196,000 or 48.6% to $599,000 for the year ended June 30, 2001, compared to $403,000 for the prior year ended June 30, 2000. Income tax credits related to the Bank's investment in low-income housing reduced income tax expense by approximately $107,000 in both fiscal year 2001 and fiscal year 2000. The effective combined federal and state income tax rate was 22.8% for the year ended June 30, 2001 and 13.4% for the year ended June 30, 2000.

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

     Federal income taxes for the year were significantly reduced as the result of tax credits earned on an investment the Bank initiated in March 1997. The Bank's sole branch office, which opened in October 1998, made substantial contributions to the Bank's overall loan and deposit growth during the year. Lot sales from the Bank's real estate development subsidiary, which was reactivated with the conversion of the Company and the Bank to federally chartered entities in May 1999, helped boost income in fourth quarter 2000 and should contribute to profits throughout fiscal year 2001. See "Forward Looking Statements."

     The return on average assets for the year ended June 30, 2000 was .61%, compared to .30% the prior year. The return on average equity was 4.92% for the year ended June 30, 2000, compared to 1.99% for the year ended June 30, 1999. Earnings per share were $.22 for the year ended June 30, 2000 and $.09 for the year ended June 30, 1999.

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

     Liabilities and Stockholders' Equity. Deposits from the Cloverdale bank branch nearly doubled during the year and totaled $6,026,000 at June 30, 2000. For the entire Bank, deposits increased $5,885,000, or 18.0%. Total deposits were $38,542,000 at June 30, 2000, and $32,657,000 at June 30, 1999. The change is in part a result of a $7,220,000, or 30.3%, increase in certificates of deposit to $31,087,000 at June 30, 2000, compared to $23,867,000 at June 30,
1999. Transaction accounts increased $352,000, or 10.7%, to $3,645,000 at June 30, 2000, compared to $3,293,000 at June 30, 1999. Partially offsetting the overall increase in deposits, passbook and statement savings deposits decreased by $259,000, or 6.9%, and amounted to $3,523,000 at June 30, 2000. Money market deposits also decreased by $1,428,000, or 83.3%, to $287,000 at June 30, 2000, compared to $1,715,000 at June 30, 1999. Much of this decrease in money market deposits reflected a shift of funds to higher earning short-term certificates of deposit and the impact of local rate competition.

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

     Interest income on loans totaled $4,024,000 for the year ended June 30, 2000, compared to $3,346,000 for the year ended June 30, 1999; an increase of $678,000, or 20.3%. The increase can be attributed to a larger average balance of loans receivable outstanding for the year ended June 30, 2000, which was partially offset by a decline in the average yield earned, compared to the same period one year earlier.

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

     Interest expense on deposits increased $285,000, or 19.9%, to $1,720,000 for the year ended June 30, 2000, compared to $1,435,000 for the year ended June 30, 1999. The change was the result of an increase in the average deposit balance outstanding for the year ended June 30, 2000, compared to the same period a year earlier. The average cost of deposits increased to 4.92% for the year ended June 30, 2000, compared to 4.89% for the year ended 1999. Interest expense on borrowings increased by $261,000, or 43.7%, to $858,000 for the year ended June 30, 2000, compared to $597,000 for the year ended June 30, 1999. The increase was the result of a larger average balance outstanding for the year ended June 30, 2000, and an increase in the average cost of borrowings. The combined weighted average rate paid on deposits and borrowings was 5.21% for the year ended June 30, 2000, compared to 5.14% for the prior year.

     The Company's interest rate spread increased 1 basis point to 3.62% for the year ended June 30, 2000, compared to 3.61% for the year ended June 30, 1999. The net interest margin decreased to 4.06% for the year ended June 30, 2000, compared to 4.17% for the year ended June 30, 1999. The increase in interest rate spread was the result of an increase in the average balance of loans receivable for the year ended June 30, 2000, compared to the same period in 1999, and an increase in the yield earned on earning assets other than loans. The decrease in interest rate margin was the result of larger average balances in higher costing liabilities, such as certificates of deposit and borrowings.

     Provisions for Loan Losses. For the year ended June 30, 2000, the Bank provided $54,000 for future loan losses. During the prior year, provisions of $44,000 were made. The allowance for loan losses totaled $372,000, or .81%, of net loans at June 30, 2000, compared to $336,000, or .88%, of net loans at June 30, 1999; an increase of $36,000, or 10.7%.

     Non-interest Income. Non-interest income increased by $29,000, or 23.2%, to $154,000 for the year ended June 30, 2000, compared to $125,000 for the prior year ended June 30, 1999. The largest portion of this increase was due to a $67,000, or 79.8%, increase in income from service charges on deposit accounts to $151,000 for the year ended June 30, 2000, compared to $84,000 for the prior year ended June 30, 1999. This increase can be attributed to an increase in the number of service fee producing deposit accounts, particularly checking accounts. Gains on the sale of real estate acquired for development for the year ended June 30, 2000, increased $19,000 to $25,000, compared to $6,000 for the prior year ended June 30, 1999. The overall increase in non-interest income for the year ended June 30, 2000, was partially offset by net operating losses of $34,000 recognized on the Bank's investment in Cunot Apartments, L.P. and an $18,000 loss on the sale of investment securities. During fiscal year 1999, the Cunot Apartments were not yet operating and securities sold resulted in a $3,000 gain.

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

     The level of income from BSF fluctuates widely since it is primarily dependent on the volume of lots sold and profits on residential properties. Income from this source declined in recent years due to operating restrictions imposed by the Bank's charter. During fiscal year 2000, BSF purchased, developed and began selling lots in a 27-lot subdivision. This renewed BSF development activity directly led to an increase in gains on the sale of real estate for development for the year ended June 30, 2000, compared to prior years. Gains on the sale of real estate for development totaled $25,000 for the year ended June 30, 2000, compared to $6,000 and $7,000 for the years ended June 30, 1999 and 1998, respectively.

     Non-interest Expense. Non-interest expense increased by $204,000, or 12.1%, to $1,893,000 for the year ended June 30, 2000, compared to $1,689,000 for the year ended June 30, 1999. The increase is due to expense increases for staff, equipment and general overhead to support the Company's growth during the fiscal year ended June 30, 2000. Salaries and employee benefits increased $105,000, or 12.8%, to $924,000 for the year ended June 30, 2000, compared to $819,000 for the prior year ended June 30, 1999. This increase was the result of normal salary increases and new staff members hired during the year. Computer processing fees increased $33,000, or 21.7%, to $185,000, compared to $152,000 for the prior year. Equipment expenses increased $24,000, or 20.9%, to $139,000 for the year ended June 30, 2000, compared to $115,000 for the year ended June 30, 1999. Further, legal and professional fees increased to $137,000 for the year ended June 30, 2000, compared to $105,000 for the prior year ended June 30, 1999. Other increases related to net occupancy and director fees. These increases were partially offset by a decline in printing and supplies expenses of $22,000, or 33.8%, and a decline of $14,000, or 23.3%, in advertising expenses for the year ended June 30, 2000 compared to the prior year.

     Income Tax Expense. Income tax expense decreased $45,000, or 45.5%, to $54,000 for the year ended June 30, 2000, compared to $99,000 for the prior year ended June 30, 1999. The decrease was due to tax credits that offset income tax related to an increase in income before taxes of $160,000, or 65.8%, to $403,000 for the year ended June 30, 2000, compared to $99,000 for the prior year ended June 30, 1999. Income tax credits of $108,000 decreased the effective combined federal and state income tax rate to 13.4% for the year ended June 30, 2000, compared to 40.9% for the same period a year earlier.

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

     The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans made by the Bank. The Bank is unable to determine the extent, if any, to which properties securing the Bank's loans have appreciated in dollar value due to inflation.

Current Accounting Issues

     Accounting for Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or equity interest of one or more other enterprises and obtains control over the enterprise or enterprises. All two-party and multi-party business combinations, including "roll-up" and "put-together" transactions are included in the scope of this Statement.

     This Statement requires that goodwill be initially recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amount assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

     The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

     Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized but should be tested for impairment at the reporting unit level. Impairment test of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

     Impairment testing is a two-step process. The first step is a comparison of the fair value of a reporting unit to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying value, goodwill is not impaired and no further work is required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the fair value is less, the second step should be performed. The second step is to compare the fair value of goodwill to its carrying amount. If the fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

     The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001, provided that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction complete after June 30, 2001, but before this Statement is initially applied would be accounted for in accordance with the amortization and nonamortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

     Since the Company has no legacy goodwill and is not currently in the process of acquiring another company, the adoption of SFAS 141 and 142 will have no impact on the Company's financial statements.

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

     It is estimated that at June 30, 2001, MV would decrease 22.7% in the event of a 200 basis point increase in market interest rates, compared to 30.4% for the same increase at June 30, 2000, and 56.0% in the event of a 400 basis point increase, compared to 66.8% for the same increase at June 30, 2000. The Bank's MV at June 30, 2001, would decrease 10.7% in the event of a 200 basis point decrease in market rates, compared to an 11.1% increase at June 30, 2000. The Bank's MV at June 30, 2001, would decrease 14.3% in the event of a 400 basis point decrease in market rates. A year earlier, a 400 basis point decrease in market rates would have increased MV 6.3%.

     Differences in MV performance resulting from changes in market rates reflect increases and decreases in cash flow for each asset and liability category. Changes in asset and liability mix, pricing assumptions, loan prepayment rates, transaction account decay rates, and other influences account for modified cash flows from one period to another.

     Presented below, as of June 30, 2001 and 2000, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market interest rates.

                                  June 30, 2001
                        Market Value Summary Performance
                                                                MV as % of
                                                            Present Value (PV)
                           Market Value                         of Assets
  Change       -------------------------------------      ----------------------
 In Rates      $ Amount     $ Change        % Change      MV Ratio     Change
 --------      --------     --------        --------      --------     ------
               (Dollars in thousands)

+400 bp*        $ 2,608      $(3,314)      (55.96)%        4.18%     (447) bp
+200 bp           4,581       (1,342)      (22.65)         6.97      (168) bp
   0 bp           5,922            0         0.00          8.65        --  bp
-200 bp           5,291         (631)      (10.66)         7.63      (102) bp
-400 bp           5,075         (847)      (14.30)         7.20      (145) bp

          Interest Rate Risk Measures:   200 Basis Point Rate Shock
       Pre-Shock MV Ratio: MV as % of PV of Assets ................ 8.65%
       Exposure Measure: Post-Shock MV Ratio ...................... 6.97%
       Sensitivity Measure: Change in MV Ratio .................... 168 bp



                                  June 30, 2000
                        Market Value Summary Performance
                                                                MV as % of
                                                            Present Value (PV)
                           Market Value                          of Assets
  Change       -------------------------------------      ----------------------
 In Rates      $ Amount     $ Change        % Change      MV Ratio     Change
 --------      --------     --------        --------      --------     ------
               (Dollars in thousands)
+400 bp         $2,067       $(4,157)      (66.78)%        4.01%     (670) bp
+200 bp          4,333        (1,891)      (30.38)         7.88      (283) bp
   0 bp          6,224             0         0.00         10.71        --
-200 bp          6,916           692        11.12         11.52        81  bp
-400 bp          6,617           393         6.32         10.86        15  bp

          Interest Rate Risk Measures:   200 Basis Point Rate Shock
       Pre-Shock MV Ratio: MV as % of PV of Assets ............... 10.71%
       Exposure Measure: Post-Shock MV Ratio .....................  7.88%
       Sensitivity Measure: Change in MV Ratio ...................  283bp

--------
* Basis points.

Item 8.  Financial Statements and Supplementary Data.

     The Company's  Consolidated  Financial Statements and Notes as listed under
Item 14, appear in a separate section of this Annual Report on Form 10-KSB beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no such changes or disagreements during the applicable period.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 5 of the Company's Proxy Statement for its 2001 Shareholder Annual Meeting (the "2001 Proxy Statement"). Information concerning the Holding Company's executive officers is included in
Item  4.5 in Part I of  this  report.  Information  concerning  compliance  with
Section 16(a) of the Exchange Act is incorporated by reference to page 9 of the 2001 Proxy Statement.

Item 11. Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 6 through 7 of the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 2 through 3 of the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 7 of the 2001 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Financial Statements:

   The Company's financial statements appear in a separate section of this Annual Report on Form 10-KSB beginning on the pages referenced below:

       Financial Statements                                             Page No.
       --------------------                                             --------
       Independent Auditor's Report                                       F-2
       Consolidated Statement of Financial Condition
                at June 30, 2001, and 2000                                F-3
       Consolidated Statement of Income for the Years Ended
                June 30, 2001, 2000 and 1999                              F-4
       Consolidated Statement of Stockholders' Equity
                for the Years Ended June 30, 2001, 2000 and 1999          F-5
       Consolidated Statement of Cash Flows for the Years Ended
                June 30, 2001, 2000 and 1999                              F-6
       Notes to Consolidated Financial Statements                         F-7

   (b) Reports on Form 8-K.

       The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

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

                                   HOME FINANCIAL BANCORP



Date:  September 7, 2001           By: /s/ Kurt J. Meier
                                       ----------------------------------
                                       Kurt J. Meier, President, Chief Executive
                                         Officer and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 7th day of September, 2001.

/s/ Kurt J. Meier
----------------------------------------------------
Kurt J. Meier
President, Chief Executive Officer, Treasurer and
Director (Principal Executive Officer)

/s/ Kurt D. Rosenberger
----------------------------------------------------
Kurt D. Rosenberger
Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Charles W. Chambers
----------------------------------------------------
Charles W. Chambers, Secretary and Director

/s/ John T. Gillaspy
----------------------------------------------------
John T. Gillaspy, Director

/s/ Gary M. Monnett
----------------------------------------------------
Gary M. Monnett, Comptroller and Director

/s/ Stephen Parrish
----------------------------------------------------
Stephen Parrish, Director

/s/ Robert W. Raper
----------------------------------------------------
Robert W. Raper, Vice Chairman

/s/ Frank R. Stewart
----------------------------------------------------
Frank R. Stewart, Chairman

/s/ Tad Wilson
----------------------------------------------------
Tad Wilson, Director

                                  EXHIBIT INDEX


  Exhibit Index*
  --------------

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

                      Home Financial Bancorp and Subsidiary
                               Table of Contents
                                                                           Page
--------------------------------------------------------------------------------
Independent Accountants' Report                                            F-2
Financial Statements
         Consolidated statement of financial condition                     F-3
         Consolidated statement of income                                  F-4
         Consolidated statement of stockholders' equity                    F-5
         Consolidated statement of cash flows                              F-6
     Notes to consolidated financial statements                            F-7

                        Independent Accountants' Report

Board of Directors
Home Financial Bancorp
Spencer, Indiana

We have audited the accompanying consolidated statement of financial condition of Home Financial Bancorp and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Home Financial Bancorp and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana
July 30, 2001

                     Home Financial Bancorp and Subsidiary
                 Consolidated Statement of Financial Condition
June 30                                               2001                2000
-------------------------------------------------------------------------------
Assets
  Cash .......................................   $    503,109      $    500,970
  Short-term interest-bearing deposits .......      2,711,297         1,214,840
                                                 ------------------------------
    Total cash and cash equivalents ..........      3,214,406         1,715,810
  Investment securities available for sale ...      6,147,494         7,712,073
  Loans, net of allowance for loan losses of
    $392,268 and $371,793 ....................     54,244,477        45,340,588
  Real estate acquired for development .......        757,766           440,020
  Premises and equipment .....................      1,859,558         1,920,452
  Federal Home Loan Bank of Indianapolis stock      1,100,000           835,000
  Interest receivable ........................        377,634           337,267
  Other assets ...............................      1,090,261         1,149,487
                                                 ------------------------------
    Total assets .............................   $ 68,791,596      $ 59,450,697
                                                 ==============================
Liabilities
  Deposits
    Noninterest-bearing ......................   $    966,636      $    663,747
    Interest-bearing deposits ................     40,143,923        37,877,763
                                                 ------------------------------
      Total deposits .........................     41,110,559        38,541,510
  Borrowings .................................     21,300,038        13,500,000
  Other liabilities ..........................        434,761           226,713
                                                 ------------------------------
    Total liabilities ........................     62,845,358        52,268,223
                                                 ------------------------------
Commitments and Contingencies

Stockholders' Equity
  Preferred stock, without par value
    Authorized and unissued - 2,000,000 shares
  Common stock, without par value
    Authorized - 5,000,000 shares
    Issued - 1,359,050 and 1,714,800 shares ..      3,066,659         3,956,034
  Additional paid-in capital .................        127,623            99,698
  Retained earnings ..........................      3,146,094         3,828,322
  Unearned compensation ......................        (90,711)         (137,381)
  Unearned ESOP shares .......................       (172,151)         (213,854)
  Accumulated other comprehensive loss .......       (131,276)         (350,345)
                                                 ------------------------------
    Total stockholders' equity ...............      5,946,238         7,182,474
                                                 ------------------------------
    Total liabilities and stockholders' equity   $ 68,791,596      $ 59,450,697
                                                 ==============================

See notes to consolidated financial statements.

                     Home Financial Bancorp and Subsidiary
                        Consolidated Statement of Income
Year Ended June 30                                             2001              2000              1999
---------------------------------------------------------------------------------------------------------
Interest Income
  Loans .................................................   $ 5,131,709      $ 4,023,634      $ 3,346,281
  Deposits with financial institutions ..................       109,122          157,035          156,845
  Investment securities .................................       447,129          529,895          334,463
  Federal Home Loan Bank stock ..........................        76,150           62,816           44,994
                                                            ---------------------------------------------
    Total interest and dividend income ..................     5,764,110        4,773,380        3,882,583
                                                            ---------------------------------------------
Interest Expense
  Deposits ..............................................     2,050,056        1,719,769        1,434,612
  Federal Home Loan Bank advances .......................     1,014,160          837,573          596,927
  Other interest expense ................................       145,831           20,514
                                                            ---------------------------------------------
    Total interest expense ..............................     3,210,047        2,577,856        2,031,539
                                                            ---------------------------------------------

Net Interest Income .....................................     2,554,063        2,195,524        1,851,044
  Provision for loan losses .............................        60,000           54,000           44,000
                                                            ---------------------------------------------
Net Interest Income After Provision for Loan Losses .....     2,494,063        2,141,524        1,807,044
                                                            ---------------------------------------------
Other Income
  Service charges on deposit accounts ...................       177,345          150,875           84,148
  Gain on sale of real estate acquired for development ..         8,040           24,908            5,973
  Net realized gain (loss) on sales of available-for-sale
    securities ..........................................       107,310          (17,700)           3,325
  Equity in losses of limited partnerships ..............       (48,000)         (33,613)
  Other income ..........................................        31,178           30,280           31,963
                                                            ---------------------------------------------
    Total other income ..................................       365,873          154,750          125,409
                                                            ---------------------------------------------
Other Expenses
 Salaries and employee benefits .........................     1,116,354          923,628          819,296
 Net occupancy expenses .................................       177,455          145,003          110,326
 Equipment expenses .....................................       109,304          139,202          115,268
 Computer processing fees ...............................       224,573          185,279          151,936
 Printing and office supplies ...........................        55,895           43,340           64,670
 Legal and professional fees ............................       185,201          136,554          104,660
 Director and committee fees ............................        58,000           57,000           56,450
 Advertising expense ....................................        56,226           45,707           60,403
 Other expenses .........................................       278,083          217,394          206,107
                                                            ---------------------------------------------
    Total other expenses ................................     2,261,091        1,893,107        1,689,116
                                                            ---------------------------------------------
Income Before Income Tax ................................       598,845          403,167          243,337
  Income tax expense ....................................       136,549           54,124           99,603
                                                            ---------------------------------------------
Net Income ..............................................   $   462,296      $   349,043      $   143,734
                                                            =============================================

Net Income Per Share
  Basic .................................................   $       .31      $       .22      $       .09
  Diluted ...............................................           .31              .22              .09


See notes to consolidated financial statements.


                                                Home Financial Bancorp and Subsidiary
                                           Consolidated Statement of Stockholders' Equity

                                                                                                             Accumulated
                                                                                                                Other
                                Common Stock      Additional Comprehensive                        Unearned   Comprehensive
                              -----------------    Paid-in     Income     Retained    Unearned      ESOP        Income
                              Shares      Amount    Capital    (Loss)     Earnings  Compensation   Shares      (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 1, 1998 ...... 1,858,104  $4,314,294  $58,327             $3,689,484  $(228,169)  $(304,310)  $ (23,720)  $7,505,906
  Comprehensive income
    Net income ..............                                 $143,734      143,734                                         143,734
    Other comprehensive loss,
      net of tax
        Unrealized loss on
          securities, net of
          reclassification
          adjustment ........                                 (215,819)
                                                             ---------                                        (215,819)    (215,819)
  Comprehensive loss ........                                $ (72,085)
                                                             =========
  Cash dividends ($.058 per share)                                          (94,386)                                        (94,386)
  ESOP shares earned ........                         23,718                                        46,402                   70,120
  RRP shares earned .........                                                           46,713                               46,713
  Purchase of stock .........   (85,704)   (214,260)                       (125,407)                                       (339,667)
  Tax benefit on RRP shares .                          6,622                                                                  6,622
                              ------------------------------             ----------------------------------------------------------
Balances, June 30, 1999 ..... 1,772,400   4,100,034   88,667              3,613,425   (181,456)   (257,908)   (239,539)   7,123,223
  Comprehensive income
    Net income ..............                                 $349,043      349,043                                         349,043
    Other comprehensive income,
      net of tax
        Unrealized loss on
          securities, net of
          reclassification
          adjustment ........                                 (110,806)                                       (110,806)    (110,806)
                                                             ---------
  Comprehensive income ......                                 $238,237
                                                              ========
  Cash dividends ($.06 per share)                                           (95,170)                                        (95,170)
  ESOP shares earned ........                         12,475                                        44,054                   56,529
  RRP shares earned                                                                     44,075                               44,075
  Purchase of stock .........   (57,600)   (144,000)                        (38,976)                                       (182,976)
  Tax expense on RRP shares .                         (1,444)                                                                (1,444)
                              ------------------------------             ----------------------------------------------------------

Balances, June 30, 2000 ..... 1,714,800   3,956,034   99,698              3,828,322   (137,381)   (213,854)   (350,345)   7,182,474
  Comprehensive income
    Net income ..............                                 $462,296      462,296                                         462,296
    Other comprehensive income,
      net of tax
        Unrealized gain on
        securities, net of
        reclassification
        adjustment ..........                                  219,069                                         219,069      219,069
                                                               -------
  Comprehensive income ......                                 $681,365
                                                              ========
  Cash dividends ($.09 per share)                                          (121,872)                                       (121,872)
  ESOP shares earned ........                         17,343                                        41,703                   59,046
  RRP shares earned                                                                     46,670                               46,670
  Purchase of stock .........  (355,750)   (889,375)                     (1,022,652)                                     (1,912,027)
  Tax benefit on RRP shares .                         10,582                                                                 10,582
                              ------------------------------             ----------------------------------------------------------
Balances, June 30, 2001 ..... 1,359,050  $3,066,659 $127,623             $3,146,094  $ (90,711)  $(172,151)  $(131,276)  $5,946,238
                              ==============================             ==========================================================

See notes to consolidated financial statements.

                     Home Financial Bancorp and Subsidiary
                      Consolidated Statement of Cash Flows
Year Ended June 30                                                    2001              2000              1999
-----------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income ...............................................     $    462,296      $    349,043      $    143,734
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Provision for loan losses ..............................           60,000            54,000            44,000
    Investment securities amortization, net ................           25,173            11,902            46,163
    ESOP shares earned .....................................           59,046            56,529            70,120
    RRP shares earned ......................................           46,670            44,075            46,713
    Depreciation ...........................................          158,369           196,664           149,874
    Deferred income tax benefit ............................                8           (35,700)           (4,336)
    Gain on sale of real estate acquired for development ...          (98,040)          (24,908)           (5,973)
    Gain on sale of foreclosed assets ......................          (12,979)           (5,560)          (37,466)
    Investment securities (gains) losses ...................         (107,310)           17,700            (3,325)
    Losses from limited partnerships .......................           48,000            33,613
    Net change in interest receivable ......................          (40,367)          (19,026)          (54,382)
    Other adjustments ......................................           73,955           176,481          (197,688)
                                                                 ------------------------------------------------
      Net cash provided by operating activities ............          674,821           854,813           197,434
                                                                 ------------------------------------------------

Investing Activities
  Purchases of securities available for sale ...............       (1,781,964)         (824,860)       (8,658,915)
  Proceeds from sales of securities available for sale .....        2,718,943            76,909           568,350
  Proceeds from maturities and paydowns of securities
    available for sale .....................................        1,072,495         1,110,819         1,320,049
  Net changes in loans .....................................       (9,137,989)       (7,246,088)       (4,090,925)
  Improvements to foreclosed assets ........................                             (5,121)
  Proceeds from sale of foreclosed assets ..................          377,602            71,318            13,000
  Purchase of premises and equipment .......................          (97,475)         (132,274)         (447,361)
  Purchase of real estate acquired for development and
    development cost .......................................         (631,074)         (451,678)
  Proceeds from sale of real estate acquired for development          218,164            57,000             6,298
  Purchase of FHLB of Indianapolis stock ...................         (265,000)         (175,000)         (160,000)
  Other investing activities ...............................                                             (650,000)
                                                                 ------------------------------------------------
     Net cash used by investing activities .................       (7,526,298)       (7,518,975)      (12,099,504)
                                                                 ------------------------------------------------

Financing Activities
  Net change in
    NOW and savings deposits ...............................        1,605,006        (1,335,449)        1,199,675
    Certificates of deposit ................................          964,043         7,219,526         4,809,148
    Short-term borrowings ..................................        1,000,038           300,000
  Proceeds from other borrowings ...........................       29,500,000        15,000,000         7,000,000
  Repayment of other borrowings ............................      (22,700,000)      (15,000,000)       (2,000,000)
  Purchase of stock ........................................       (1,912,027)         (182,976)         (339,667)
  Dividends paid ...........................................         (106,987)          (95,932)          (94,386)
                                                                 ------------------------------------------------
     Net cash provided by financing activities .............        8,350,073         5,905,169        10,574,770
                                                                 ------------------------------------------------

Net Change in Cash and Cash Equivalents ....................        1,498,596          (758,993)       (1,327,300)

Cash and Cash Equivalents, Beginning of Year ...............        1,715,810         2,474,803         3,802,103
                                                                 ------------------------------------------------

Cash and Cash Equivalents, End of Year .....................     $  3,214,406      $  1,715,810      $  2,474,803
                                                                 ================================================

Additional Cash Flows and Supplementary Information
  Interest paid ............................................     $  3,148,243      $  2,570,356      $  2,021,539
  Income tax paid ..........................................          103,809            41,916           211,053
  Transfers from loans to foreclosed assets ................          367,305            89,183           231,628

See notes to consolidated financial statements.

                     Home Financial Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
                      (Table Dollar Amounts in Thousands)

Note 1 -- Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Home Financial Bancorp (Company) and its wholly owned subsidiary, Owen Community Bank, s.b. (Bank) and the Bank's wholly owned subsidiary, BSF, Inc. (BSF), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The more significant of the policies are described below.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of June 30, 2001, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Earnings per share have been computed based upon the weighted-average common shares and potential common shares outstanding during the period. Unearned Employee Stock Ownership Plan (ESOP) shares have been excluded from the computation of average common shares and potential common shares outstanding.

Reclassifications  of  certain  amounts  in  the  2000  consolidated   financial
statements have been made to conform to the 2001 presentation.

Note 2 -- Investment Securities
                                                            2001
                                ------------------------------------------------
                                                   Gross       Gross
                                      Amortized  Unrealized  Unrealized   Fair
June 30                                 Cost       Gains       Losses     Value
--------------------------------------------------------------------------------
Available for sale
  Marketable equity securities ...     $  701     $    7     $ (143)     $  565
  Mortgage-backed securities .....      5,663          4        (85)      5,582
                                       ----------------------------------------

    Total investment securities ..     $6,364     $   11     $ (228)     $6,147
                                       ========================================

                                                            2000
                                ------------------------------------------------
                                                    Gross       Gross
                                      Amortized  Unrealized  Unrealized   Fair
June 30                                 Cost       Gains       Losses     Value
--------------------------------------------------------------------------------
Available for sale
Marketable equity securities .         $  719     $    4    $  (258)     $  465
Mortgage-backed securities ...          7,573       (326)     7,247
                                       ----------------------------------------

  Total investment securities          $8,292     $    4      $(584)     $7,712
                                       ========================================

Securities with a carrying value of $5,582,000 and $7,247,000 were pledged at June 30, 2001 and 2000 to secure FHLB advances.

Proceeds from sales of securities available for sale during 2001, 2000 and 1999 were $2,719,000, $77,000 and $569,000. Gross gains of $271,000 and $12,000 in
2001 and 1999 and gross losses of $164,000, $18,000 and $9,000 in 2001, 2000 and
1999 were realized on the sales. The tax expense (benefit) for net gains (losses) on security transactions for June 30, 2001, 2000 and 1999 was $42,000, $(7,000) and $1,000, respectively.

Note 3 -- Loans and Allowance

June 30                                              2001                 2000
--------------------------------------------------------------------------------
Real estate mortgage loans
  Residential ............................          $ 27,082           $ 23,494
  Mobile home and land ...................             7,230              6,584
  Nonresidential .........................            13,758             11,926
  Multi-family ...........................               528              1,017
Mobile home loans ........................             3,172              1,322
Commercial and industrial ................               485                264
Consumer loans ...........................             2,725              1,674
                                                    ---------------------------
                                                      54,980             46,281
                                                    ---------------------------
Undisbursed portion of loans .............              (347)              (571)
Deferred loan costs ......................                 3                  3
Allowance for loan losses ................              (392)              (372)
                                                    ---------------------------
                                                        (736)              (940)
                                                    ---------------------------
    Total loans ..........................          $ 54,244           $ 45,341
                                                    ===========================

Year Ended June 30                               2001         2000         1999
--------------------------------------------------------------------------------
Allowance for loan losses
   Balances, July 1 .....................       $ 372        $ 336        $ 320
   Provision for loan losses ............          60           54           44
   Loans charged off ....................         (40)         (18)         (28)
                                                -------------------------------
   Balances, June 30 ....................       $ 392        $ 372        $ 336
                                                ===============================

Note 4 -- Premises and Equipment

June 30                                                2001               2000
--------------------------------------------------------------------------------
Land .....................................           $   341            $   327
Buildings ................................             1,968              1,931
Equipment ................................               818                771
                                                     --------------------------
   Total cost ............................             3,127              3,029
Accumulated depreciation .................            (1,267)            (1,109)
                                                     --------------------------
   Net ...................................           $ 1,860            $ 1,920
                                                     ==========================

Note 5 -- Investment in Limited Partnership

The investment in limited partnership of $614,000 and $662,000 at June 30, 2001 and 2000 included in other assets represents a 99 percent equity in Cunot Apartments (Cunot) a limited partnership organized to build, own and operate a 24-unit apartment complex for senior living. In addition to recording its equity in the losses of Cunot, the Company has recorded the benefit of low income housing tax credits of $107,000 for the years ended June 30, 2001 and 2000. Condensed financial statements for Cunot are as follows:

June 30                                                     2001         2000
-------------------------------------------------------------------------------
Condensed statement of financial condition
  Assets
    Cash .............................................     $   62       $   30
    Land and property ................................      1,390        1,441
    Other assets .....................................          8           11
                                                           -------------------
      Total assets ...................................     $1,460       $1,482
                                                           ===================
  Liabilities
    Notes payable ....................................     $  610       $  610
    Other liabilities ................................        222          214
                                                           -------------------
      Total liabilities ..............................        832          824

Partners' equity .....................................        628          658
                                                           -------------------
      Total liabilities and partners' equity .........     $1,460       $1,482
                                                           ===================


Year Ended June 30                       2001             2000             1999
--------------------------------------------------------------------------------

Condensed statement of operations
Total revenue ...............           $  57            $  56            $   3
Total expenses ..............            (104)             (77)             (23)
                                        ---------------------------------------

  Net loss ..................           $ (47)           $ (21)           $ (20)
                                        =======================================

Note 6 -- Deposits

June 30                                                2001             2000
--------------------------------------------------------------------------------
Noninterest-bearing demand ...................       $   967          $   664
Interest-bearing demand ......................         3,331            2,981
Money market deposits ........................           935              287
Savings ......................................         3,827            3,523
Certificates of $100,000 or more .............        11,293            9,616
Other certificates ...........................        20,758           21,471
                                                     ------------------------

         Total deposits ......................       $41,111          $38,542
                                                     ========================

Certificates maturing in years ending June 30:
2002 .........................................       $24,085
2003 .........................................         4,914
2004 .........................................         2,024
2005 .........................................           705
2006 .........................................           323
                                                     -------
                                                     $32,051
                                                     =======

Note 7 -- Borrowings

June 30                                                    2001            2000
--------------------------------------------------------------------------------
Federal Home Loan Bank advances ................         $20,000         $13,200
Line of credit .................................             691             300
Loans sold under repurchase agreements .........             609
                                                         -----------------------

  Total ........................................         $21,300         $13,500
                                                         =======================


                                                2001                2000
                                          --------------------------------------
                                                    Weighted            Weighted
                                                    Average             Average
June 30                                    Amount     Rate    Amount      Rate
--------------------------------------------------------------------------------
FHLB advances maturities in years ending

   2001 ..............................                       $  6,000     6.51%
   2002 ..............................    $ 6,500     5.31%     5,000     5.17
   2003 ..............................      7,000     5.44      2,000     5.85
   2004 ..............................      5,500     5.37
   2005 ..............................      1,000     5.45
   2006 ..............................                            200     6.86
                                          -------            --------
                                          $20,000     5.38%  $ 13,200     5.91%
                                          =======            ========


The Federal Home Loan Bank advances are secured by mortgage loans and investment securities totaling $37,772,000.

On March 15, 2001, BSF obtained a line of credit for $700,000 from another financial institution. The line of credit matures on March 15, 2002 and carries an interest rate of .50% above prime. At June 30, 2001, the outstanding balance was $691,000 and was guaranteed by the Bank.

Loans sold under repurchase agreements represents the Company's right under loan participation agreements to unilaterally repurchase the interest in loans sold to other financial institutions.

The Company has a $300,000 line of credit with another financial institution. The line which matures March 15, 2002, bears interest at .50% above the Wall Street Journal Prime Rate and is secured by a guaranty by corporation signed by the Bank. At June 30, 2001, there were no borrowings against the line.

Note 8 -- Income Tax

Year Ended June 30                             2001          2000          1999
--------------------------------------------------------------------------------
Income tax expense
  Currently payable
    Federal ..........................        $  86         $  47         $  82
    State ............................           51            43            22
  Deferred
    Federal ..........................           (3)          (30)           (6)
    State ............................            3            (6)            2
                                              ---------------------------------

      Total income tax expense .......        $ 137         $  54         $ 100
                                              =================================


Year Ended June 30                             2001          2000          1999
--------------------------------------------------------------------------------

Reconciliation of federal statutory to
  actual tax expense
Federal statutory income tax at 34% ........  $ 204         $ 137         $  83
Effect of state income taxes ...............     36            24            16
Business tax credits .......................   (107)         (107)
Tax-exempt dividends and interest ..........     (3)           (4)           (5)
Other ......................................      7             4             6
                                              ---------------------------------

  Actual tax expense .......................  $ 137         $  54         $ 100
                                              =================================

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

June 30                                                   2001             2000
--------------------------------------------------------------------------------
Assets
  Allowance for loan losses ..................           $ 150            $ 139
  Deferred compensation ......................              28               25
  Securities available for sale ..............              86              129
  Other ......................................                               12
                                                         ----------------------
    Total assets .............................             264              305
                                                         ----------------------

Liabilities
  Depreciation ...............................             (20)             (16)
  State income tax ...........................             (11)             (12)
  Loan fees ..................................                               (2)
  Other ......................................              (1)
                                                         ----------------------
    Total liabilities ........................             (32)             (30)
                                                         ----------------------
                                                         $ 232            $ 275
                                                         ======================


No valuation allowance was necessary for the years ended June 30, 2001 and 2000.

Retained earnings at June 30, 2001, include approximately $700,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank status" would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred federal income tax liability on the above amounts was approximately $280,000 at June 30, 2001.

Note 9 -- Other Comprehensive Income

                                                                      2001
                                                        --------------------------------
                                                        Before-Tax     Tax    Net-of-Tax
Year Ended June 30                                        Amount     Expense    Amount
----------------------------------------------------------------------------------------
Unrealized gains on securities
  Unrealized holding gains arising during the year ...     $ 470     $(186)     $ 284
  Less: reclassification adjustment for gains realized
    in net income ....................................       107       (42)        65
                                                           --------------------------

  Other comprehensive income .........................     $ 363     $(144)     $ 219
                                                           ==========================

                                                                      2000
                                                        --------------------------------
                                                        Before-Tax     Tax    Net-of-Tax
Year Ended June 30                                        Amount     Expense    Amount
----------------------------------------------------------------------------------------
Unrealized losses on securities
  Unrealized holding losses arising during the year        $(201)      $79      $(122)
  Less: reclassification adjustment for losses realized
    in net income                                            (18)        7        (11)
                                                           --------------------------

  Other comprehensive loss                                 $(183)      $72      $(111)
                                                           ==========================

                                                                      1999
                                                        --------------------------------
                                                        Before-Tax     Tax    Net-of-Tax
Year Ended June 30                                        Amount     Expense    Amount
----------------------------------------------------------------------------------------
Unrealized losses on securities
  Unrealized holding losses arising during the year        $(354)     $140      $(214)
  Less: reclassification adjustment for gains realized
    in net income                                              3        (1)         2
                                                           --------------------------

  Other comprehensive loss                                 $(357)     $141      $(216)
                                                           ==========================


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

Financial instruments whose contract amount represents credit risk as of June 30 were as follows:

                                                      2001             2000
-----------------------------------------------------------------------------
Commitments to extend credit .................       $3,076           $2,729
Unused lines of credit .......................          458              332
Standby letters of credit ....................          212              861


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

Note 11 -- Stockholders' Equity

On December 5, 2000, the Company announced a 2-for-1 stock split, under which every share of its common stock outstanding at the close of business on December 18, 2000 was converted into two shares of common stock. The additional certificates were distributed to stockholders on January 10, 2001. As a result of the stock split, the number of shares outstanding increased from 849,100 to 1,698,200 shares. Unless otherwise noted, all share and per share data have been restated for the 2-for-1 stock split.

The Company's Board of Directors has approved the repurchase of up to 15 percent of the Company's outstanding shares of common stock. Such purchases will be made subject to market conditions in open market or block transactions. In addition, during the year ended June 30, 2001, the Company's Board of Directors approved the acquisition of 338,650 shares of the Company's common stock in an unsolicited privately negotiated transaction. During the years ended June 30, 2001, 2000 and 1999, the Company repurchased 355,750, 57,600 and 85,704 of its outstanding shares.

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

At June 30, 2001, total stockholder's equity of the Bank was $5,180,000. Although well capitalized, under current regulations in effect, the Bank is required to apply to the Office of Thrift Supervision to pay dividends to the Company.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2001 and 2000, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2001 that management believes has changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                                                                             2001
                                          -----------------------------------------------------------------------
                                                                            Required                 Required
                                                                          for Adequate              To Be Well
                                                   Actual                  Capital (1)            Capitalized (1)
                                          -----------------------------------------------------------------------
June 30                                      Amount       Ratio        Amount     Ratio        Amount      Ratio
-----------------------------------------------------------------------------------------------------------------
Total risk-based capital (1) (to risk
   weighted assets) ....................     $5,248       12.1%        $3,462      8.0%        $4,328      10.0%
Tier I capital (1) (to risk weighted
   assets) .............................      4,856       11.2          1,731      4.0          2,597       6.0
Core capital (1) (to adjusted total
   assets) .............................      4,856        7.2          2,684      4.0          3,355       5.0
Core capital (1) (to adjusted tangible
   assets) .............................      4,856        7.2          1,342      2.0            N/A       N/A
Tangible capital (1) (to adjusted total
   assets) .............................      4,856        7.2          1,007      1.5            N/A       N/A


                                                                             2000
                                          -----------------------------------------------------------------------
                                                                            Required                 Required
                                                                          for Adequate              To Be Well
                                                   Actual                  Capital (1)            Capitalized (1)
                                          -----------------------------------------------------------------------
June 30                                      Amount       Ratio        Amount     Ratio        Amount      Ratio
-----------------------------------------------------------------------------------------------------------------
Total risk-based capital1 (to risk
   weighted assets)                          $6,752       18.6%        $2,903      8.0%        $3,629      10.0%
Tier I capital1 (to risk weighted
   assets)                                    6,380       17.6          1,452      4.0          2,177       6.0
Core capital1 (to adjusted total
   assets)                                    6,380       10.9          2,343      4.0          2,929       5.0
Core capital1 (to adjusted tangible
   assets)                                    6,380       10.9          1,171      2.0            N/A       N/A
Tangible capital1 (to adjusted
   total assets)                              6,380       10.9            879      1.5            N/A       N/A


---------------------
(1)  As defined by the regulatory agencies


Note 14 -- Employee Benefit Plans

The Bank is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. According to the plan administrators, the market value of the fund's assets exceeded the value of vested benefits in the aggregate as of June 30, 2000, the date of the latest actuarial valuation. The plan required contributions in the amount of $31,600, $25,200 and $11,900 for the years ended June 30, 2001, 2000 and 1999. The plan provides pension benefits for substantially all of the Bank's employees.

The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50 percent of the first 6 percent of base salary contributed by participants. The Bank's expense for the plan was $14,400, $14,700 and $8,900 for the years ended June 30, 2001, 2000 and 1999.

The Company has an ESOP covering substantially all employees of the Bank. The ESOP acquired 161,896 shares of the Company's common stock at $2.50 per share with funds provided by a loan from the Company. Accordingly, the unearned common stock acquired by the ESOP is shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, which will be distributed to participants, are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Bank, are made to the ESOP. The expense under the ESOP was $59,000, $57,000 and $70,000 for the years ended June 30, 2001, 2000 and 1999. At June 30, 2001 and 2000, the ESOP had 84,463 and 67,310 allocated shares; 69,327 and 86,010 suspense shares; and 8,106 and 8,576 committed-to-be released shares. The fair value of the unearned ESOP shares at June 30, 2001 and 2000 was $267,000 and $245,000.

The Company has a Recognition and Retention Plan and Trust (RRP). The RRP may acquire up to 80,948 shares of the Company's common stock for awards to management. Shares awarded to management under the RRP vest at a rate of 20 percent at the end of each full 12 months of service with the Bank after the date of grant. As of June 30, 2001, 65,820 shares of common stock have been awarded to management. Nonvested shares have been recorded as unearned compensation and shown as a reduction to stockholders' equity. Expense under the RRP was $47,000, $44,000 and $47,000 for the years ended June 30, 2001, 2000 and
1999.

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

Balances, June 30, 2000 ...............................................    $319
   New loans, including renewals ......................................     183
   Payments, etc. including renewals ..................................    (122)
                                                                           ----

Balances, June 30, 2001 ...............................................    $380
                                                                           ====

Deposits from related parties held by the Bank at June 30, 2001 and 2000 totaled $914,000 and $657,000.

Note 16 -- Stock Option Plan

On October 14, 1997, the stockholders approved a stock option plan, reserving 202,368 shares of Company stock for the granting of options to certain directors, officers and other key employees of the Company and its subsidiary. The plan is accounted for in accordance with Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Since the plan's adoption, incentive stock options for 110,000 shares of common stock have been granted with ten year terms that expire October 13, 2007 and a exercise price of $4.25 per share. These options became exercisable in full on April 14, 1998. In addition, non-qualified options for 30,000 and 3,000 shares have been granted with ten year terms that expire October 14, 2007 and August 25, 2008 with an exercise price of $4.25 and $4.13 per share, respectively. These options were exercisable in full on April 14, 1998 and February 25, 1999. The exercise price of each option was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                        1999
-------------------------------------------------------------------------------
Risk-free interest rates ............................................   5.07%
Dividend yields .....................................................   1.42%
Volatility factors of expected market price of common stock .........  20.50%
Weighted-average expected life of the options .......................  6 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:


                                                                           1999
--------------------------------------------------------------------------------
Net income                                                 As reported     $144
                                                             Pro forma      140
Basic earnings per share                                   As reported      .09
                                                             Pro forma      .09
Diluted earnings per share                                 As reported      .09
                                                             Pro forma      .09


The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended June 30, 2001, 2000 and 1999:

Year Ended June 30                                  2001                     2000                    1999
------------------------------------------------------------------------------------------------------------------

                                                        Weighted-                Weighted-               Weighted-
                                                         Average                  Average                 Average
                                                        Exercise                 Exercise                Exercise
                                             Shares       Price       Shares       Price      Shares       Price
------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year ........     115,800       $4.24       138,600     $4.25       140,000      $4.25
Granted ...............................                                                         3,000       4.13
Forfeited .............................                               (22,800)     4.25        (4,400)      4.25
                                            -------                   -------                 -------

Outstanding and exercisable, end
  of year .............................     115,800        4.24       115,800      4.24       138,600       4.25
                                            =======                   =======                 =======

Weighted-average fair value of
  options granted during the year .....                                                                    $1.11


As of June 30, 2001, 112,800 options outstanding have an exercise price of $4.25 and a remaining contractual life of seven years, and 3,000 options outstanding have an exercise prices of $4.13 and a remaining contractual life of eight years. There were 86,568 shares available for the grant at June 30, 2001.

Note 17 -- Earnings Per Share

Earnings per share were computed as follows:

                                                     Year Ended June 30, 2001
                                                --------------------------------
                                                            Weighted-      Per-
                                                  Net        Average      Share
                                                Income       Shares       Amount
--------------------------------------------------------------------------------
Basic Earnings Per Share
  Income available to common stockholders ...      $462     1,473,810     $ .31

Effect of Dilutive Securities
  Stock options and awards ..................                   4,109
                                                   ------------------
Diluted Earnings Per Share
  Income available to common stockholders and
    assumed conversions .....................      $462     1,477,919     $ .31
                                                   ============================


                                                     Year Ended June 30, 2000
                                                --------------------------------
                                                            Weighted-      Per-
                                                  Net        Average      Share
                                                Income       Shares       Amount
--------------------------------------------------------------------------------
Basis Earnings Per Share
  Income available to common stockholders ...      $349     1,600,022      $.22

Effect of Dilutive Securities
  Stock options and awards ..................                     196
                                                   ------------------
Diluted Earnings Per Share
  Income available to common stockholders and
    assumed conversions .....................      $349     1,600,218      $.22
                                                   ============================


                                                     Year Ended June 30, 1999
                                                --------------------------------
                                                            Weighted-      Per-
                                                  Net        Average      Share
                                                Income       Shares       Amount
--------------------------------------------------------------------------------
Basic Earnings Per Share
  Income available to common stockholders ...      $144     1,629,606      $.09

Effect of Dilutive Securities
  Stock options and awards ..................                   1,262
                                                   ------------------

Diluted Earnings Per Share
  Income available to common stockholders and
    assumed conversions .....................      $144     1,630,868      $.09
                                                   =============================

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

The estimated fair values of the Company's financial instruments are as follows:

                                                                2001                               2000
-----------------------------------------------------------------------------------------------------------------

                                                     Carrying           Fair            Carrying           Fair
June 30                                               Amount            Value            Amount            Value
-----------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents ................         $3,214            $3,214           $1,716            $1,716
   Securities available for sale ............          6,147             6,147            7,712             7,712
   Loans, net ...............................         54,244            55,180           45,341            45,282
   Stock in FHLB ............................          1,100             1,100              835               835
   Interest receivable ......................            378               378              337               337

Liabilities
   Deposits .................................         41,111            41,341           38,542            38,494
   Borrowings ...............................         21,300            21,420           13,500            13,331

Off-Balance Sheet Assets
   Commitments to extend credit

Note 19 -- Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                             Condensed Balance Sheet
June 30                                                       2001         2000
--------------------------------------------------------------------------------
Assets
  Cash and cash equivalents ..........................       $   94       $   56
  Securities available for sale ......................          565          465
  Premises and equipment .............................            8           11
  Investment in subsidiary ...........................        5,180        6,498
  Other assets .......................................          132          206
                                                             -------------------
    Total assets .....................................       $5,979       $7,236
                                                             ===================

Liabilities--other ...................................       $   33       $   54

Stockholders' Equity .................................        5,946        7,182
                                                             -------------------

     Total liabilities and stockholders' equity ......       $5,979       $7,236
                                                             ===================

                          Condensed Statement of Income

Year Ended June 30                                             2001         2000         1999
----------------------------------------------------------------------------------------------
Income
   Interest income .....................................     $    34      $    42      $    48
   Dividends from subsidiary ...........................       2,013          125          100
   Net realized gains (losses) on sales of available for
   sale securities .....................................         115          (18)           4
                                                             ---------------------------------
     Total income ......................................       2,162          149          152
                                                             ---------------------------------

Expenses
   Salaries and employee benefits ......................          33           26           39
   Legal and professional fees .........................          63           66           38
   Other expenses ......................................          91           36           40
                                                             ---------------------------------
     Total expenses ....................................         187          128          117
                                                             ---------------------------------

Income before income tax benefit and equity in
   undistributed income of subsidiary ..................       1,975           21           35
Income tax benefit (expense) ...........................          11          (38)         (23)
                                                             ---------------------------------

Income before equity in undistributed income of
   subsidiary ..........................................       1,986           59           58
Equity in undistributed (distribution in excess of)
   income of subsidiary ................................      (1,524)         290           86
                                                             ---------------------------------

Net Income .............................................     $   462      $   349      $   144
                                                             =================================


                        Condensed Statement of Cash Flows

Year Ended June 30                                             2001         2000         1999
----------------------------------------------------------------------------------------------
Operating Activities
  Net income .........................................       $   462      $   349      $   144
  Adjustments to reconcile net income to net cash
    provided by operating activities .................         1,463         (200)         (40)
                                                             ---------------------------------
      Net cash provided by operating activities ......         1,925          149          104
                                                             ---------------------------------

Investing Activities
  Purchases of securities available for sale .........        (1,669)         (58)
  Proceeds from sales of securities available for sale         1,801           77          485
                                                             ---------------------------------
      Net cash provided by investing activities ......           132           77          427
                                                             ---------------------------------

Financing Activities
  Dividends paid .....................................          (107)         (96)         (94)
  Purchase of stock ..................................        (1,912)        (183)        (340)
                                                             ---------------------------------
     Net cash used by financing activities ...........        (2,019)        (279)        (434)
                                                             ---------------------------------

Net Change in Cash and Cash Equivalents ..............            38          (53)          97

Cash and Cash Equivalents at Beginning of Year .......            56          109           12
                                                             ---------------------------------

Cash and Cash Equivalents at End of Year .............       $    94      $    56      $   109
                                                             =================================
