Form 10QSB
period 2001-09-30
HOME FINANCIAL BANCORP
filed 2001-11-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  of the  seCURITIES
     EXCHANGE    ACT    OF    1934    FOR    THE    TRANSITION    PERIOD    FROM
     ___________________________ TO _______________________________

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)

            Indiana                                       35-1975585
---------------------------------             ---------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of November 1, 2001 was 1,357,050.

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

                 Consolidated Condensed Statement of Financial
                 Condition as of September 30, 2001 and June 30, 2001
                 (Unaudited)                                                 3
                 Consolidated Condensed Statement of Income for the three months ended September 30, 2001 and 2000
                 (Unaudited)                                                 4

                 Consolidated Condensed Statement of Shareholders' Equity
                 for the three months ended September 30, 2001 and 2000
                 (Unaudited)                                                 5

                 Consolidated Condensed Statement of Cash Flows for the
                 three months ended September 30, 2001 and 2000
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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                          September 30,       June 30,
                                                              2001              2001
                                                              ----              ----
                                                                    (Unaudited)
ASSETS
    Cash                                                    $   467,092     $   503,109
    Short-term interest-bearing deposits                      3,644,365       2,711,297
                                                           ----------------------------
        Total cash and cash equivalents                       4,111,457       3,214,406
    Investment securities available for sale                  5,797,368       6,147,494
    Loans                                                    53,271,280      54,636,745
    Allowance for loan losses                                  (398,454)       (392,268)
                                                           ----------------------------
        Net loans                                            52,872,826      54,244,477
    Real estate acquired for development                        741,916         757,766
    Premises and equipment                                    1,886,213       1,859,558
    Federal Home Loan Bank Stock                              1,100,000       1,100,000
     Interest receivable                                        436,432         377,634
     Investment in limited partnership                          602,167         614,167
    Other assets                                                427,452         476,094
                                                           ----------------------------
        Total assets                                       $ 67,975,831    $ 68,791,596
                                                           ============================

LIABILITIES
    Deposits
       Noninterest-bearing deposits                        $    933,819    $    966,636
       Interest-bearing deposits                             43,516,570      40,143,923
                                                           ----------------------------
            Total deposits                                   44,450,389      41,110,559
    Advances from Federal Home Loan Bank and
      other borrowings                                       17,199,900      21,300,038
    Other liabilities                                           323,957         434,761
                                                           ----------------------------
        Total liabilities                                    61,974,246      62,845,358
                                                           ----------------------------

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares              - - - -         - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,357,050 shares and 1,359,050               3,200,240       3,194,282
    Retained earnings                                         3,196,477       3,146,094
     Unearned Compensation RRP                                  (79,313)        (90,711)
     Unearned ESOP shares                                      (162,019)       (172,151)
    Accumulated other comprehensive loss                       (153,800)       (131,276)
                                                           ----------------------------
        Total shareholders' equity                            6,001,585       5,946,238
                                                           ----------------------------
        Total liabilities and shareholders' equity         $ 67,975,831    $ 68,791,596
                                                           ============================


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                                                                  Three Months Ended
                                                                                     September 30,
                                                                  ----------------------------------------------------
                                                                                2001                   2000
                                                                  ----------------------------------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                               $    1,329,708             $    1,174,348
    Deposits with financial institutions                                        28,607                     17,327
    Investment securities                                                       88,698                    129,458
    Federal Home Loan Bank stock                                                20,101                     17,841
                                                                  ----------------------------------------------------
        Total interest income                                                1,467,114                  1,338,974
                                                                  ----------------------------------------------------
Interest expense
    Deposits                                                                   518,369                    516,421
    Advances from Federal Home Loan Bank advances and
     other borrowings                                                          287,166                    217,029
                                                                  ----------------------------------------------------
        Total interest expense                                                 805,535                    733,450
                                                                  -------------------------- -------------------------
Net interest income                                                            661,579                    605,524
    Provision for losses on loans                                               17,000                     15,000
                                                                  ----------------------------------------------------
Net interest income after provision for losses on loans                        644,579                    590,524
                                                                  ----------------------------------------------------
Other income
    Service charges on deposit accounts                                         48,705                     41,758
    Gain on sale of real estate acquired for
          development                                                           15,368                     29,911
    Net realized loss on sales of available for sale
          securities                                                               ---                       (115)
    Equity in loss of limited partnership                                      (12,000)                    (6,000)
    Other income                                                                 5,128                      4,254
                                                                  ----------------------------------------------------
        Total other income                                                      57,201                     69,808
                                                                  ----------------------------------------------------
Other expenses
    Salaries and employee benefits                                             315,248                    271,361
    Net occupancy expenses                                                      44,847                     40,239
    Equipment expenses                                                          26,760                     27,968
    Deposit insurance expense                                                    1,820                      1,863
    Computer processing fees                                                    54,765                     59,832
    Printing and office supplies                                                13,316                      8,583
    Legal and accounting fees                                                   52,978                     40,442
    Director and committee fees                                                 17,900                     15,250
    Advertising expense                                                         11,341                     17,523
    Other expenses                                                              59,218                     60,210
                                                                  ----------------------------------------------------
        Total noninterest expenses                                             598,193                    543,271
                                                                  ----------------------------------------------------
Income before income taxes
                                                                               103,587                    117,061
    Income tax expense
                                                                                16,764                     29,242
                                                                  ----------------------------------------------------
Net income                                                                    $ 86,823                   $ 87,819
                                                                  ====================================================

Basic and diluted net income per share                                        $    .07                   $    .06
Dividend per share                                                            $    .03                   $    .02


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                                      2001                       2000
                                                      ----                       ----
                                                                (Unaudited)

Balance, July 1                                    $5,946,238                 $7,182,474
Net income                                             86,823                     87,819
Common stock repurchased                               (1,275)                   (47,702)
Fair value adjustment of ESOP shares                    6,708                      5,189
ESOP shares earned                                     10,132                     10,720
RRP shares earned                                      11,398                     12,474
Cash dividends                                        (35,915)                   (34,516)
Net change in unrealized gain on securities
   available for sale                                 (22,524)                   100,761
                                               ---------------------------------------------------

Balance, September 30                              $6,001,585                 $7,317,219
                                               ===================================================


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                                                  Three Months Ended
                                                                                     September 30,
                                                                  ----------------------------------------------------
                                                                                2001                   2000
                                                                  ----------------------------------------------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income                                                                $     86,823               $     87,819
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                                   17,000                     15,000
    Depreciation                                                                36,670                     40,554
    Investment securities loss                                                 - - - -                        115
    Gain on sale of foreclosed assets                                             (252)                    (7,242)
    Gain on sale of real estate acquired for development                       (15,368)                   (29,911)
    Loss from operations of limited partnership                                 12,000                      6,000
    Change in interest receivable                                              (58,798)                   (19,052)
    Fair value adjustment of ESOP shares                                         6,708                      5,189
    Amortization of unearned ESOP shares                                        10,132                     10,720
    Amortization of unearned RRP shares                                         11,398                     12,474
    Other adjustments                                                          (27,266)                   (79,719)
                                                                  ----------------------------------------------------
        Net cash provided by operating activities                               79,047                     41,947
                                                                  ----------------------------------------------------

INVESTING ACTIVITIES
Purchases of securities available for sale                                      (5,153)                  (142,219)
Proceeds from sales of securities available for sale                           - - - -                     56,088
Purchases of Federal Home Loan Bank stock                                      - - - -                    - - - -
Proceeds from maturities and repayments of investment
  securities available for sale                                                310,686                    242,067
Net changes in loans                                                         1,266,023                 (3,389,786)
Purchases of premises and equipment                                            (63,324)                   (66,673)
Proceeds from sale of foreclosed assets                                        113,808                     87,400
Purchases of real estate for development                                       (10,732)                  (103,054)
Proceeds from sale of real estate acquired for
    Development                                                                  4,195                    - - - -
                                                                  ----------------------------------------------------
    Net cash used by investing activities                                    1,615,503                 (3,316,177)
                                                                  ----------------------------------------------------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                                 1,260,842                    791,499
    Certificates of deposit                                                  2,078,987                    174,132
Proceeds from Federal Home Loan Bank advances                                  - - - -                  5,000,000
Repayment of Federal Home Loan Bank advances                                (3,500,000)                (2,500,000)
Proceeds from other borrowings                                                   9,000                    464,419
Repayment of other borrowings                                                 (609,138)                  (214,419)
Purchase of stock                                                               (1,275)                   (47,702)
Cash dividends                                                                (35,915)                    (25,887)
                                                                  ----------------------------------------------------
    Net cash provided by financing activities                                 (797,499)                 3,642,042
                                                                  ----------------------------------------------------




                                                                                  Three Months Ended
                                                                                     September 30,
                                                                  ----------------------------------------------------
                                                                                2001                   2000
                                                                  ----------------------------------------------------
                                                                                      (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        897,051                    367,812

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3,214,406                  1,715,810
                                                                  ----------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $4,111,457                 $2,083,622
                                                                  ====================================================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                               $  802,783                 $  733,449
Income tax paid                                                                 79,500                     32,668


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of those expected for the remainder of the year.


NOTE B: Shares Outstanding

On December 5, 2000, the Company approved a 2-for-1 stock split. The additional certificates were distributed to stockholders on January 10, 2001. As a result of the stock split, the number of shares outstanding increased from 849,100 to 1,698,200 shares as of January 10, 2001. Unless otherwise noted, all share and per share data have been restated for the 2-for-1 stock split.


NOTE C:  Earnings Per Share

Earnings per share (EPS) were computed as follows:

        For the Three Months Ended
                     September 30,     2001                                        2000
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                  $86,823    1,259,022      $  0.07          $87,819    1,575,168      $  0.06
                                                              =============                              =============
Effect of Dilutive Securities                  0        1,424                             0            0
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $ 86,823   1,260,446       $  0.07         $ 87,819    1,575,168      $  0.06
                                   ========================================    =======================================





NOTE D:  Other Comprehensive Income

                                                                                                 2001
For the Three Months Ended                                                    Before-Tax          Tax         Net-of-Tax
September 30                                                                    Amount          Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                            $ (37,298)       $  14,774     $ (22,524)
                                                                          ==============================================


                                                                                                 2000
                                                                                                  Tax
For the Three Months Ended                                                    Before-Tax       (Expense)      Net-of-Tax
September 30                                                                    Amount          Benefit         Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains arising during the year                             $ 166,735        $ (66,043)    $ 100,692
  Less: reclassification adjustment for gains (losses) realized in
    net income                                                                      (115)              46           (69)
                                                                               ---------        ---------     ----------

Other comprehensive income                                                     $ 166,850        $ (66,089)    $ 100,761
                                                                          ==============================================



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

During the quarter, the Bank recorded $12,000 as its share of net operating losses from the project, reducing its net investment to $602,000 at September 30, 2001. Income tax credits related to this investment reduced the Company's first quarter federal income tax expense by $24,000.

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

Financial Condition

Total assets were $68.0 million at September 30, 2001. Assets decreased $816,000 or 1.2% since June 30, 2001. Cash and short-term interest bearing deposits increased 27.9% to $4.1 million, while investment securities decreased 5.7% to $5.8 million. Mortgage-backed securities were $5.4 million of total investment securities at September 30, 2001. Acceleration in loan repayments led to a $1.4 million or 2.5% decline in loans outstanding since June 30, 2001. Total loans were $53.3 million at quarter-end.

Deposits increased 8.1% to $44.5 million at September 30, 2001, compared to $41.1 million three months earlier. New deposit funds during the quarter, combined with cash from accelerated loan repayments, were used to reduce outstanding borrowings. Total borrowings decreased 19.2% to $17.2 million at September 30, 2001, from $21.3 million at June 30, 2001.

Shareholders' equity was $6.0 million and 8.8% of total assets as of September 30, 2001, compared to $5.9 million and 8.6% of total assets as of June 30 2001. The Company's net book value at September 30, 2001 was $4.42 per share based on 1,357,050 shares outstanding. Factors impacting shareholders' equity during the quarter included net income, a cash dividend, a net decrease in the market value of securities available for sale, amortization of employee stock ownership plans and periodic stock repurchases.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2001 and 2000

Net income for the first fiscal quarter ended September 30, 2001 was flat compared to the same period in 2000. Net income was $87,000, or $.07 diluted earnings per common share for the three months ending September 30, 2001. Net income for the same period a year earlier was $88,000, or $.06 diluted earnings per common share. Net earnings were little changed compared to a year ago primarily because the increase in net interest income for the quarter was matched by a similar increase in non-interest expense.

Interest income increased by $128,000 or 9.6%, to $1.5 million for the first quarter of fiscal year 2002 compared to the first quarter of fiscal year 2001. This increase was partially offset by a $72,000 or 9.8% increase in interest expense. Net interest income before the provision for loan losses was $662,000 for the three months ended September 30, 2001. This represents an increase of $56,000 or 9.3% over first quarter 2001 net interest income.

Non-interest income decreased $13,000 or 18.1% compared to a year earlier. Most of this decrease can be traced to a decrease in income from the sale of real estate acquired for development. Gain on the sale of real estate acquired for development was $15,000 for the quarter ended September 30, 2001, compared to $30,000 during the same period a year earlier. In addition, during the quarter ending September 30, 2001, a net operating loss of $12,000 was recognized on the Bank's investment in the Cunot Apartments, L.P. A net operating loss of $6,000 was recognized on this low-income housing investment for the same period a year earlier. The overall decrease in non-interest income was partially offset by a $7,000 or 16.6% increase in deposit related service fee income.

Non-interest expense increased $55,000 or 10.1% to $598,000 for the quarter ended September 30, 2001, compared to the same period a year earlier. Personnel expense and professional fees were the largest contributors to this increase. Compared to the three months ended September 30, 2000, salaries and employee benefit expense increased $44,000 or 16.2% to $315,000 while legal and professional fees increased $13,000 or 31.0% to $53,000. Small decreases in several other operating expense categories help to diminish the overall increase in non-interest expense.

Recognition of income tax credits for the Bank's investment in Cunot Apartments, L.P. totaled $24,000 for both quarters ending September 30, 2001 and September 30, 2000.

Asset Quality

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts. Loan loss provisions were $17,000 for the quarter ended September 30, 2001 and $15,000 for the quarter ended September 30, 2000. At September 30, 2001, after net losses and recoveries, the allowance for loan losses was $398,000 or 0.75% of total loans, compared to $392,000 or 0.72% at June 30, 2001.

Management considered the allowance for loan losses at September 30, 2001, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 2001 and September 30, 2000:

Balance, July 1, 2001        $392,268     Balance, July 1, 2000         $371,793
Provision for loan losses      17,000     Provision for loan losses       15,000
Recoveries                       --       Recoveries                        --
Loans charged off              10,814     Loans charged off                 --
                            ---------                                   --------

Balance, September 30, 2001  $398,454     Balance, September 30, 2000   $386,793
                             ========                                   ========

Total non-performing loans were $1.4 million or 2.7% of total loans at September 30, 2001 compared to $1.1 million or 2.0% of total loans at June 30, 2001. Real estate acquired through foreclosure totaled $50,000 at September 30, 2001, compared to $37,000 at June 30, 2001. Other repossessed assets at September 30, 2001 and June 30, 2001 totaled less than $1,000. Total non-performing assets were $1.5 million or 2.1% of assets at September 30, 2001, compared to $1.1 million or 1.6% of assets at June 30, 2001.

At September 30, 2001, unrealized market loss on equity securities available for sale was $331,000. A deferred tax asset of $131,000 relates to unrealized tax benefits associated with these below-market securities. In future periods, the Company may need to establish a valuation allowance for any deferred tax asset amount associated with below-market equity securities if it is more likely than not that the deferred tax asset will not be realized. The establishment of this valuation allowance would increase income tax expense and lower net income.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 2001 and June 30, 2001, cash and interest-bearing deposits totaled $4.1 million and $3.2 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $9.9 million at the end of the first quarter. However, under limits adopted by Board resolution of the subsidiary Bank, the Company had $9.5 million of unused credit available from the FHLB. At September 30, 2001, borrowing from the FHLB totaled $16.5 million.

At September 30, 2001, borrowings other than FHLB advances totaled $700,000. The Bank's service corporation, BSF, Inc., borrowed these funds for purposes of purchasing land for use in its real estate development operations.

Shareholders' equity was $6.0 million or 8.8% of total assets at September 30, 2001. Book value at September 30, 2001 was $4.42 per share based on 1,357,050 outstanding shares. All regulatory capital requirements for the Bank were met as of September 30, 2001. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of September 30, 2001.

                                                                   Required For        Required To Be
                                                  Actual         Adequate Capital*     Well Capitalized*
                                            ------------------------------------------------------------
                                               Amount   Ratio    Amount     Ratio      Amount   Ratio
                                            ------------------------------------------------------------

Total capital *(to risk weighted assets)       $5,364    12.6%   $3,402      8.0%      $4,252   10.0%

Tier 1 capital *(to risk weighted assets)       4,965    11.7%    1,701      4.0%       2,551    6.0%

Tier 1 capital *(to adjusted total assets)      4,965     7.5%    2,654      4.0%       3,318    5.0%

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

At September 30, 2001, it was estimated that the Bank's MV would decrease 14.5% and 48.0% in the event of 200 and 400 basis point increases in market interest rates respectively. It is estimated that the same 200 and 400 basis point increases in market interest rates would have decreased MV 30.5% and 67.7% respectively at September 30, 2000. The Bank's MV at September 30, 2001 would decrease 12.2% and 6.4% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have increased MV 4.2% and 2.4% respectively.

Presented below, as of September 30, 2001 and 2000, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                                      September 30, 2001
                              Market Value Summary Performance
                                                                                         MV as % of
                                                                                    Present Value (PV)
          Change                            Market Value                                 of Assets
         In Rates         $ Amount            $ Change        % Change           MV Ratio          Change
         --------         --------            --------        --------           --------          ------
                             (Dollars in thousands)
        +400 bp*           $3,029             $(2,797)         (48.01)%            4.83%           (367) bp
        +200 bp             4,980                (847)         (14.54)             7.49             (98) bp
           0 bp             5,827                   0            0.00              8.47             ----
        -200 bp             5,114                (713)         (12.23)             7.35            (112) bp
        -400 bp             5,455                (371)          (6.37)             7.72             (75) bp
*Basis Points.
                        Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock MV Ratio:  MV as % of PV of Assets                     8.47%
                  Exposure Measure:  Post-Shock MV Ratio                           7.35%
                  Sensitivity Measure:  Change in MV Ratio                        112 bp


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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                    None.
Item 2.  Changes in Securities.                                None.
Item 3.  Defaults Upon Senior Securities.                      None.

Item 4.  Submission of Matters to Vote of Security Holders.

On October 9, 2001, the Company held its sixth annual meeting of shareholders at which time matters submitted to a vote of stockholders included an election of three Company directors, and ratification of the appointment of BKD LLP as auditors for the fiscal year ending June 30, 2002.

All three director nominees were elected, and the appointment of auditors was also approved and ratified by a majority of 1,359,050 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

        Director Nominees             For       Against      Abstain    Non-Vote
        -----------------             ---       -------      -------    --------
Charles W. Chambers - 3 years       1,014,443    149,380           -     195,227

Stephen Parrish - 3 years           1,145,693     18,130           -     195,227

Kurt D. Rosenberger - 3 years       1,145,693     18,130           -     195,227
           Other Matters
           -------------
Auditors                            1,158,593         30        5,200    195,227



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

          (b)   Reports  on Form 8-K

                There were no reports on Form 8-K filed during the period ended September 30, 2001.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HOME FINANCIAL BANCORP


Date:    November 13, 2001               By:/s/ Kurt J. Meier
                                            ------------------------------------
                                                     Kurt J. Meier
                                                     President and
                                                     Chief Executive Officer




Date:    November 13, 2001               By:/s/ Kurt D. Rosenberger
                                            ------------------------------------
                                                     Kurt D. Rosenberger
                                                     Vice President and
                                                     Chief Financial Officer