Form 10QSB
period 2001-12-31
HOME FINANCIAL BANCORP
filed 2002-02-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________ TO ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 2002 was 1,357,050.

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

            Consolidated Condensed Statement of Financial
            Condition as of December 31, 2001 and June 30, 2001
            (Unaudited)                                                    3

            Consolidated Condensed Statement of Income for the three
            months ended December 31, 2001 and 2000
            (Unaudited)                                                    4

            Consolidated Condensed Statement of Income for the six
            months ended December 31, 2001 and 2000
            (Unaudited)                                                    5

            Consolidated Condensed Statement of Shareholders' Equity
            for the six months ended December 31, 2001 and 2000
            (Unaudited)                                                    6

            Consolidated Condensed Statement of Cash Flows for the
            six months ended December 31, 2001 and 2000
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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                             December 31,                June 30,
                                                                 2001                      2001
                                                                 ----                      ----
                                                                           (Unaudited)
ASSETS
  Cash                                                      $     643,965            $     503,109
  Short-term interest-bearing deposits                          3,254,516                2,711,297
                                                     ---------------------------------------------------
      Total cash and cash equivalents                           3,898,481                3,214,406
  Investment securities available for sale                      5,158,136                6,147,494
  Loans                                                        54,070,699               54,636,745
  Allowance for loan losses                                      (433,793)                (392,268)
                                                     ---------------------------------------------------
      Net loans                                                53,636,906               54,244,477
  Real estate acquired for development                            749,340                  757,766
  Premises and equipment                                        1,855,744                1,859,558
  Federal Home Loan Bank Stock                                  1,100,000                1,100,000
  Interest receivable                                             391,171                  377,634
  Investment in limited partnership                               590,166                  614,167
  Other assets                                                    533,114                  476,094
                                                     ---------------------------------------------------
      Total assets                                            $67,913,058              $68,791,596
                                                     ===================================================

LIABILITIES
  Deposits
  Noninterest-bearing deposits                              $     976,461            $     966,636
  Interest-bearing deposits                                    37,912,552               40,143,923
                                                     --------------------------------------------------
      Total deposits                                           38,889,013               41,110,559
  Advances from Federal Home Loan Bank and
      other borrowings                                         22,618,789               21,300,038
  Other liabilities                                               269,458                  434,761
                                                     ---------------------------------------------------
      Total liabilities                                        61,777,260               62,845,358
                                                     ---------------------------------------------------

SHAREHOLDERS' EQUITY
  Preferred stock, without par value:
      Authorized and unissued - 2,000,000 shares                  - - - -                  - - - -
  Common stock, without par value:
      Authorized - 5,000,000 shares
      Issued - 1,357,050 shares and 1,359,050                   3,202,232                3,194,282
  Retained earnings                                             3,305,594                3,146,094
  Unearned Compensation RRP                                       (64,684)                 (90,711)
  Unearned ESOP shares                                           (151,887)                (172,151)
  Accumulated other comprehensive loss                           (155,457)                (131,276)
                                                     ---------------------------------------------------
      Total shareholders' equity                                6,135,798                5,946,238
                                                     ---------------------------------------------------
      Total liabilities and shareholders' equity              $67,913,058              $68,791,596
                                                     ===================================================


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                     Three Months Ended
                                                                        December 31,
                                                     ---------------------------------------------------
                                                                   2001                      2000
                                                     ---------------------------------------------------
                                                                         (Unaudited)
Interest income
    Loans                                                   $   1,316,175            $   1,265,671
    Deposits with financial institutions                           17,535                   34,275
    Investment securities                                          73,814                  124,870
    Federal Home Loan Bank stock                                   18,715                   18,074
                                                     ---------------------------------------------------
        Total interest income                                   1,426,239                1,442,890
                                                     ---------------------------------------------------
Interest expense
    Deposits                                                      464,337                  537,664
    Advances from Federal Home Loan Bank and
       other borrowings                                           235,969                  268,274
                                                     ---------------------------------------------------
        Total interest expense                                    700,306                  805,938
                                                     ---------------------------------------------------
Net interest income                                               725,933                  636,952
    Provision for losses on loans                                  46,000                   15,000
                                                     ---------------------------------------------------
Net interest income after provision for losses on
   loans                                                          679,933                  621,952
                                                     ---------------------------------------------------
Other income
    Service charges on deposit accounts                            60,271                   43,859
    Gain (loss) on sale of real estate acquired for
       development                                                  5,231                   11,491
    Net realized gains on sales of available for
       sale securities                                             10,505                   70,981
    Equity in loss of limited partnership                         (12,000)                 (12,000)
    Other income                                                   21,959                   19,018
                                                     ---------------------------------------------------
        Total other income                                         85,966                  133,349
                                                     ---------------------------------------------------
Other expenses
    Salaries and employee benefits                                288,049                  268,989
    Net occupancy expenses                                         39,316                   44,899
    Equipment expenses                                             25,157                   25,658
    Deposit insurance expense                                       1,877                    1,929
    Computer processing fees                                       59,765                   62,900
    Legal and accounting fees                                      47,833                   44,366
    Printing and supplies                                          13,844                   12,812
    Director and committee fees                                    14,250                   14,250
    Advertising expense                                            11,495                   11,068
    Other expenses                                                 61,241                   88,135
                                                     ---------------------------------------------------
        Total noninterest expenses                                562,827                  575,006
                                                     ---------------------------------------------------
Income before income taxes                                        203,072                  180,295
    Income tax expense                                             55,826                   45,900
                                                     ---------------------------------------------------
Net income                                                  $     147,246            $     134,395
                                                     ===================================================

Basic and diluted net income per share                      $       .12              $       .09


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                                      Six Months Ended
                                                                        December 31,
                                                     ---------------------------------------------------
                                                                   2001                   2000
                                                     ---------------------------------------------------
                                                                         (Unaudited)
Interest income
    Loans                                                   $   2,645,883            $   2,440,019
    Interest-bearing deposits                                      46,142                   51,602
    Investment securities                                         162,512                  254,328
    Other interest and dividend income                             38,816                   35,915
                                                     ---------------------------------------------------
        Total interest income                                   2,893,353                2,781,864
                                                     ---------------------------------------------------
Interest expense
    Deposits                                                      982,706                1,054,085
    Advances from Federal Home Loan Bank and
      other borrowings                                             523,135                 485,303
                                                     ---------------------------------------------------
        Total interest expense                                  1,505,841                1,539,388
                                                     ---------------------------------------------------
Net interest income                                             1,387,512                1,242,476
    Provision for losses on loans                                  63,000                   30,000
                                                     ---------------------------------------------------
Net interest income after provision for losses on
  loans                                                         1,324,512                1,212,476
                                                     ---------------------------------------------------
Other income
    Service charges on deposit accounts                           108,976                   85,617
    Gain on sale of real estate acquired for
      development                                                  20,599                   41,402
    Net realized gains on sales of available for
      sale securities                                              10,505                   70,866
    Equity in loss of limited partnership                         (24,000)                 (18,000)
    Other income                                                   27,087                   23,272
                                                     ---------------------------------------------------
        Total other income                                        143,167                  203,157
                                                     ---------------------------------------------------
Other expenses
    Salaries and employee benefits                                603,297                  540,350
    Net occupancy expenses                                         84,163                   85,138
    Equipment expenses                                             51,917                   53,626
    Deposit insurance expense                                       3,697                    3,792
    Computer processing fees                                      114,530                  122,732
    Legal and accounting fees                                     100,811                   84,808
    Printing and supplies                                          27,160                   21,395
    Director and committee fees                                    32,150                   29,500
    Advertising expenses                                           22,836                   28,591
    Other expenses                                                120,459                  148,345
                                                     ---------------------------------------------------
        Total noninterest expenses                              1,161,020                1,118,277
                                                     ---------------------------------------------------
Income before income taxes                                        306,659                  297,356
    Income tax expense                                             72,590                   75,142
                                                     ---------------------------------------------------
Net income                                                  $     234,069            $     222,214
                                                     ==================================================

Basic and diluted net income per share                      $       .19              $        .14


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                                              2001                       2000
                                                              ----                       ----
                                                                        (Unaudited)

Balance, July 1                                             $5,946,238               $7,182,474
Net income                                                     234,069                  222,214
Common stock repurchased                                        (7,800)                 (47,702)
Fair value adjustment of ESOP shares                            12,950                    8,061
ESOP shares earned                                              20,264                   21,439
RRP shares earned                                               26,027                   23,872
Net change in unrealized (gain) loss on securities             (24,181)                 181,606
Cash dividends                                                 (71,769)                 (62,004)
                                                     ------------------------------------------------
Balance, December 31                                        $6,135,798               $7,529,960
                                                     ================================================

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                      Six Months Ended
                                                                        December 31,
                                                     ---------------------------------------------------
                                                                 2001                      2000
                                                     ---------------------------------------------------
                                                                         (Unaudited)
OPERATING ACTIVITIES
Net income                                                  $     234,069            $     222,214
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                      63,000                   30,000
    Depreciation                                                   72,248                   79,531
    Investment securities gains                                   (10,505)                 (70,866)
    Gain on sale of foreclosed assets                             (14,971)                  (7,242)
    Gain on sale of real estate for development                   (20,599)                 (41,403)
    Loss from operations of limited partnership                    24,000                   18,000
    Change in interest receivable                                 (13,537)                 (53,807)
    Fair value adjustment of ESOP shares                           12,950                    8,061
    Amortization of unearned ESOP shares                           20,264                   21,439
    Amortization of unearned RRP shares                            26,027                   23,872
    Other adjustments                                            (190,917)                 (35,544)
                                                     ---------------------------------------------------
        Net cash provided by operating activities                 202,029                  194,255
                                                     ---------------------------------------------------

INVESTING ACTIVITIES
Purchases of securities available for sale                         (6,155)                (590,000)
Proceeds from sales of securities available for sale               90,906                1,651,170
Proceeds from maturities and repayments of investment
    securities available for sale                                 854,036                  434,203
Net changes in loans                                              408,638               (4,986,394)
Purchases of Federal Home Loan Bank of Indianapolis
    Stock                                                           - - -                  (65,000)
Purchases of premises and equipment                               (68,434)                 (83,948)
Proceeds from real estate owned sales                             211,708                   87,400
Purchases of real estate for development                          (33,424)                (113,058)
Proceeds from sale of real estate acquired for
    development                                                     7,195                  114,809
                                                     ---------------------------------------------------
    Net cash used by investing activities                       1,464,470               (3,550,818)
                                                     ---------------------------------------------------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                    1,304,806                1,459,410
    Certificates of deposit                                    (3,526,352)              (1,567,258)
Proceeds from Federal Home Loan Bank advances                   7,500,000                9,000,000
Repayment of Federal Home Loan Bank advances                   (5,500,000)              (4,700,000)
Proceeds from other borrowings                                    624,000                  729,419
Repayment of other borrowings                                  (1,305,249)                (729,153)
Purchase of stock                                                  (7,800)                 (47,702)
Cash dividends                                                    (71,829)                 (60,403)
                                                     ---------------------------------------------------
    Net cash provided by financing activities                    (982,424)               4,084,313
                                                     ---------------------------------------------------


                                                                      Six Months Ended
                                                                        December 31,
                                                     ---------------------------------------------------
                                                                 2001                    2000
                                                     ---------------------------------------------------
                                                                          (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                           684,075                  727,750

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  3,214,406                1,715,810
                                                     ---------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $3,898,481               $2,443,560
                                                     ===================================================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                               $   1,543,271            $   1,531,763
Income tax paid                                                   139,174                   98,894


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of those expected for the remainder of the year.


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

NOTE C: Earnings Per Share

Earnings per share (EPS) were computed as follows:


        For the Three Months Ended
                      December 31,                   2001                                       2000
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $147,246    1,261,358      $  0.12         $134,395    1,573,459      $  0.09
                                                              =============                              =============
Effect of Dilutive Securities                  0        1,178                             0        1,575
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                $ 147,246    1,262,536      $  0.12         $134,395    1,575,034      $  0.09
                                   ========================================    =======================================


           For the Six Months Ended
                       December 31,                  2001                                       2000
                                    ---------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                       Income       Shares       Amount           Income       Shares       Amount
                                    ---------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $ 234,069    1,260,191      $  0.19        $ 222,214    1,574,314      $  0.14
                                                              =============                              =============
Effect of Dilutive Securities                  0        1,300                             0          787
                                    --------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                $ 234,069    1,261,491      $  0.19        $ 222,214    1,575,101      $  0.14
                                    =======================================    =======================================


NOTE D:  Other Comprehensive Income

                                                                          2001
                                                                           Tax
For the Three Months Ended                                  Before-Tax  (Expense)  Net-of-Tax
December 31                                                   Amount     Benefit     Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year         $  7,761    $ (3,073)   $  4,688
  Less: reclassification adjustment for gains realized in
    net income                                                10,505      (4,160)      6,345
                                                           ---------    --------    --------
Other comprehensive loss                                    $ (2,744)   $  1,087    $ (1,657)
                                                          ===================================

                                                                          2000
                                                                           Tax
For the Three Months Ended                                  Before-Tax  (Expense)  Net-of-Tax
December 31                                                   Amount     Benefit     Amount
Unrealized gains on securities:
  Unrealized holding gains arising during the year          $204,829    $(81,112)   $123,717
  Less: reclassification adjustment for gains realized in
    net income                                                70,981     (28,109)     42,872
                                                           ---------    --------    --------
Other comprehensive income                                  $133,848    $(53,003)   $ 80,845
                                                          ===================================


                                                                          2001
                                                                           Tax
For the Six Months Ended                                    Before-Tax  (Expense)  Net-of-Tax
December 31                                                   Amount     Benefit     Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year         $(50,546)   $ 20,021    $(30,525)
  Less: reclassification adjustment for gains realized in
    net income                                                10,505      (4,160)      6,345
                                                           ---------    --------    --------
Other comprehensive loss                                    $(40,041)   $ 15,861    $(24,180)
                                                          ===================================


                                                                          2000
                                                                           Tax
For the Six Months Ended                                    Before-Tax  (Expense)  Net-of-Tax
December 31                                                   Amount     Benefit     Amount
Unrealized gains on securities:
  Unrealized holding gains arising during the year          $371,538   $(147,129)   $224,409
  Less: reclassification adjustment for gains realized in
    net income                                                70,866     (28,063)     42,803
                                                           ---------    --------    --------
Other comprehensive income                                  $300,672   $(119,066)   $181,606
                                                          ===================================

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

During the quarter, the Bank recorded $12,000 as its share of net operating losses from the project, reducing its net investment to $590,000 at December 31, 2001. Income tax credits related to this investment reduced the Company's second quarter federal income tax expense by $24,000.

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

Financial Condition

At December 31, 2001, total assets were $67.9 million. Assets decreased $879,000 or 1.3% since June 30, 2001. During that six-month period, loan rate competition led to unusually high loan pay-off and refinancing activity. As a consequence, a $566,000 or 1.0% decrease in loans outstanding interrupted the overall trend in loan growth. At December 31, 2001 loans totaled $54.1 million compared to $54.6 million at June 30, 2001. Compared to December 31, 2000, total loans posted growth of $3.5 million or 6.9% and assets increased by 6.2%.

Cash and cash equivalents increased $684,000 or 21.3% compared to six months earlier. Investment securities totaled $5.2 million at December 31, 2001 compared to $6.1 at June 30, 2001. This 16.1% decrease mainly resulted from accelerated repayments on mortgage-backed securities and a net market value decrease in securities available for sale.

Responding to general uncertainty in our national economy, reports of regional bankruptcy filings in record numbers, and the Bank's recent trend in non-performing loans (see "Asset Quality"), management boosted the provision for loan losses during the second quarter. The allowance for loan losses increased $42,000 to $434,000 or 0.80% of loans at December 31, 2001, compared to $392,000 or 0.72% of loans at June 30, 2001. Periodic additional loan loss provisions reflect management's view of additional risk inherent in the Bank's expanding mobile home portfolio in particular and the entire loan portfolio in general. Management considered the allowance for loan losses at December 31, 2001 to be adequate to cover estimated losses inherent in the loan portfolio at that date.

Real estate acquired for development decreased $8,000 to $749,000 during the six months ended December 31, 2001. This decrease reflects the net result of land transactions by the Bank's subsidiary service corporation, BSF, Inc., as part of its real estate development activities.

At December 31, 2001, deposits were $38.9 million, reflecting a decrease of $2.2 million compared to six months earlier. Total deposits fell near the end of the second quarter as certain higher costing certificates of deposit matured and deposits from local municipalities were withdrawn to fund predetermined purposes.

Borrowings  increased  6.2% to $22.6  million at December  31, 2001  compared to
$21.3 million at June 30, 2001. Federal Home Loan Bank advances represented $22.0 million of total borrowing at December 31, 2001. The remainder consisted of two commercial-mortgage loan participations sold to other financial institutions. Terms of these participation agreements have led to their accounting treatment as borrowings in a manner consistent with repurchase agreements.

Shareholders' equity was $6.1 million or 9.0% of total assets at December 31, 2001. The Company's book value per share was $4.52 based on 1,357,050 shares outstanding. Factors impacting shareholder equity during the first half of fiscal 2002 included net income, cash dividends, stock repurchases, and a net decrease in the market value of securities available for sale. During the six months ended December 31, 2001, the Company repurchased and retired 2,000 shares of its common stock. These stock purchases were made pursuant to a stock repurchase plan announced on May 8, 2000.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2001 and 2000

For the quarter ended December 31, 2001, the Company reported a 9.6% increase in earnings compared to the same period in 2000. Net income was $147,000, or $.12 diluted earnings per common share for the quarter ended December 31, 2001. Net income for the same period last year was $134,000, or $.09 diluted earnings per common share. Second quarter net income was higher primarily due to an increase in net interest income. In general, the improved bottom line is tied to the affect falling interest rates have on a balance sheet with more rate-sensitive liabilities than rate-sensitive assets re-pricing in the short-term.

Interest income from loans increased $51,000 or 4.0% to $1.3 million for the three months ended December 31, 2001. This increase stemmed from a higher volume of loans outstanding and little change in the average yield earned. The impact of recently declining interest rates on overall loan yield has been somewhat blunted by the increase in mobile home loans as a percentage of the Company's overall loan portfolio mix. Installment mobile home loans, which earn a higher relative yield as compensation for added anticipated risk, more than doubled to $5.0 million or 9.3% of total loans at December 31, 2001. This compares to $2.2 million and 4.4% of loans at December 31, 2000.

The increase in loan interest income fell short of entirely offsetting the decrease in interest income from deposits and investments. Compared to the same period a year earlier, interest income from deposits and investments decreased $68,000 or 42.6%, resulting in a slight decrease in total interest income. However, interest-costing liabilities re-priced downward in sufficient volume to offset the decline in interest income. Interest expense on deposits and borrowings decreased $73,000 and $32,000 respectively, producing a 13.1% decrease in total interest expense.

Net interest income before the provision for loan losses increased $89,000 or 14.0% to $726,000 for the three months ended December 31, 2001, compared to a year earlier. Loan loss provisions totaled $46,000 for the quarter ending December 31, 2001 compared to $15,000 for the quarter ending December 31, 2000. Net interest income after these provisions produced an increase of $58,000 or 9.3%.

Non-interest income decreased $47,000 or 35.5% to $86,000, compared to the second quarter ended December 31, 2000. Most of this decrease was due to less income from the sale of investment securities during the quarter. Gain on the sale of securities available for sale was $11,000 for the three months ended December 31, 2001 compared to $71,000 for the same period a year earlier. Partially offsetting the overall decrease in non-interest income, service charge income from deposit accounts increased $16,000 or 37.4%. For the quarter-ended December 31, 2001, deposit related service charge income totaled $60,000.

Non-interest expense decreased 2.1% to $563,000 for the quarter-ended December 31, 2001, compared to $575,000 for the same period a year earlier. In addition to various other expense accounts, net occupancy expenses decreased 12.4% and computer-processing fees decreased 5.0% for the quarter. The overall decrease in non-interest expense was partially offset by a $19,000 or 7.1% increase in salaries and employee benefits. An increase of about 30% in group insurance expense accounted for half of the increase in salaries and employee benefits for the quarter ended December 31, 2001, compared to the same period in 2000.

During  December  2001 a  contract  was  executed  between  the Bank  and  Aurum
Technology Inc. ("Aurum") for certain information technology services. The agreement covers an initial term of five years and outlines the terms under which Aurum will provide MISER System ("MISER") core processing services to the Bank from its Charlotte, NC Information Processing Center. MISER will represent a major technological advancement for operations when it replaces the Bank's current core processing system provided by Aurum. Conversion to MISER is scheduled for July 2002. The core processing conversion, office equipment upgrades, and technology-consulting services will cost approximately $125,000 and impact a variety of expense categories during fiscal years 2002 and 2003. Processing fees are anticipated to increase modestly in fiscal 2003 as certain manual functions are automated under MISER.

Management is committed to the appropriate use of technology to achieve productivity gains in the most cost-effective manner feasible. Toward this goal, MISER is designed to maximize automation and minimize manual intervention. Some of the benefits of the new system include greatly enhanced management reporting capabilities, expanded integration of core and third-party applications, and the ability to aggregate customer accounts. In addition, the new system will permit new cross-selling and marketing opportunities through analysis of customer demographics and product profiles.

Recognition of income tax credits for the Bank's investment in Cunot Apartments, L.P. totaled $24,000 for both quarters ending December 31, 2001 and December 31, 2000.


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2001 and 2000

For the six-month period ended December 31, 2001, net income grew 5.3% to $234,000, or $.19 diluted earnings per common share, compared to $222,000 or $.14 diluted earnings per common share for the six months ended December 31, 2000. Earnings increased as a result of $145,000 or 11.7% net interest income growth.

Net interest income before the provision for loan losses was $1.4 million, compared to $1.2 million for the same period in 2000. Interest income increased $111,000 or 4.0% for the six months ended December 31, 2001. Interest income from loans increased $206,000 or 8.4% while interest income from deposits and investments decreased by $97,000 or 31.8%. Falling interest rates combined with a decline in interest-bearing deposit balances to produce a $34,000 or 2.2% decrease in total interest expense, compared to the same six-month period in 2000. Interest expense for deposits decreased 6.8% while interest expense for borrowings increased 7.8% due to higher outstanding balances.

Non-interest income decreased 29.6% or $60,000 to $143,000 for the first half of fiscal 2002 compared to the first half of fiscal 2001. This entire drop in revenue can be traced to decreased gains from land and investment sales. For the six months ended December 31, 2001, gain on the sale of real estate acquired for development decreased 50.2% to $21,000, while gain on sale of investment securities available for sale decreased $60,000 or 85.2% to $11,000. The overall decrease in non-interest income was partially offset by a $23,000 or 27.3% increase in revenue from service charges on deposit accounts, compared to the same two-quarter period a year earlier. This increase primarily resulted from an increase in the number of fee-producing deposit accounts.

Non-interest expense increased 3.8% to $1.2 million for the six months ended December 31, 2001. With the notable exception of personnel and professional expenses, nearly every expense category decreased for the six months ended December 31, 2001 compared to the same period a year earlier. Significantly impacted by higher group insurance costs, salaries and employee benefits increased $63,000 or 11.6%. Legal and professional fees increased $16,000 or 18.9%.

For the six months ended December 31, 2001, income tax expense was $73,000, compared to $75,000 for the same period in fiscal year 2001. The effective combined federal and state income tax rate for the first half of the year was approximately 24%, compared to approximately 25% for the same period a year earlier.


Asset Quality

Management is concerned about the continuing impact of the current economic recession on loan repayments. The volume of the Bank's non-performing loans (loans delinquent 90 days or more and non-accruing loans) has rapidly increased to unprecedented levels. Non-performing loans were $1.8 million or 3.3% of total loans at December 31, 2001, compared to $1.1 million or 2.0% of total loans at June 30, 2001. At December 31, 2001, total non-performing assets were $1.8 million or 2.6% of total assets, compared to $1.1 million or 1.6% of assets at June 30, 2001. Non-performing assets included $31,000 in real estate owned ("REO") properties at December 31, 2001, and $37,000 in REO and other repossessed assets at June 30, 2001.

Delinquent loans are reviewed by the Bank on a regular basis and are generally placed on a non-accrual status when the loans become contractually past due 90 days or more. All loans for which foreclosure proceedings have commenced are also placed on non-accrual status. In some cases, loans past due 90 days or more that have been deemed to be in the process of collection with low probability of loss may remain on accruing status.

At December 31, 2001, all loans delinquent 90 days or more were on non-accruing status. Non-accruing mortgage and non-mortgage loans at December 31, 2001 were $1.5 million and $252,000, respectively. At June 30, 2001, loans in non-accruing status included mortgage loans totaling $694,000 and non-mortgage loans totaling $95,000. Also at June 30, 2001, $277,000 in mortgage loans past due 90 days or more remained on accruing status. No restructured loans were reported as of December 31, 2001 or June 30, 2001.

Despite the fact that slow loan volume has risen to a serious level, management believes that the vast majority of these problems can be resolved without loss of loan principle. The following factors contribute to management's assessment that this trend will be arrested and turned around without a material adverse impact on future operating results:
          o    Most non-performing loans are single family mortgage loans;
          o    The Bank is in a good overall collateral position;
          o    Rapid   improvement   is  expected   from  an  extreme  focus  on
               collections;
          o Loan loss allowances are considered commensurate with overall risk; and
          o    Experienced REO management has minimized prior loan losses.

Non-performing assets, which include loans delinquent 90 days or more plus REO property, primarily involve residential mortgage loans. Residential mortgage loans represented $1.5 million or 88% of non-performing assets at December 31, 2001. Non-mortgage loans reported as non-performing totaled $252,000 and included $164,000 in mobile home loans, $72,000 in auto loans, and $16,000 in other personal loans. No commercial mortgage or commercial non-mortgage loans were included in non-performing assets.

Management remains optimistic that underlying real estate value significantly reduces risk of loss on non-performing mortgage loans that require foreclosure and repossession. The aggregate principle balance of the 31 non-performing residential mortgage loans at December 31, 2001 represented less than 70% of the original appraised real estate value securing these loans. Ignoring possible appreciation in market value that these properties may have experienced, the value of collateral securing these loans exceeded delinquent principle balances by approximately $653,000; providing a 30% cushion to absorb repossession costs and reduce losses.

In response to the unacceptable trend in loan delinquencies, efforts to bring loan accounts current, or initiate foreclosure action, have intensified. As of January 31, 2002, the following progress can be reported on loans listed as non-performing at December 31, 2001:
          o    Six credits totaling $252,000 have been paid current.
          o Three credits totaling $55,000 were satisfied by repossession of collateral.
          o Three credits totaling $179,000 will be satisfied with transfer of property deeds.
          o Twelve credits totaling $546,000 are in the process of bankruptcy or foreclosure litigation.

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

Loan loss provisions were $46,000 for the quarter ended December 31, 2001 and $15,000 for the quarter ended December 31, 2000. For the six-month periods ended December 31, 2001 and 2000, loan loss provisions were $63,000 and $30,000, respectively. At December 31, 2001, after net losses and recoveries, the allowance for loan losses was $434,000 or 0.80% of total loans, compared to $392,000 or 0.72% of loans at June 30, 2001 and $386,000 or 0.76% of loans at
December 31, 2000. The allowance for loan losses was 24.6% of total non-performing loans at December 31, 2001, compared to 36.8% and 95.7% at June 30, 2001 and December 31, 2000, respectively.

Recognizing that current conditions may result in more losses than previously estimated, the allowance for loan losses was increased. Management considered the allowance for loan losses at December 31, 2001, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table compares activity in the allowance for loan losses for the six months ended December 31, 2001 and 2000.

Balance, July 1, 2001        $392,268    Balance, July 1, 2000         $371,793
Provision for loan losses      63,000    Provision for loan losses       30,000
Recoveries                         --    Recoveries                          --
Loans charged off             (21,475)   Loans charged off              (16,270)
                             --------                                  --------
Balance, December 31, 2001   $433,793    Balance, December 31, 2000    $385,523
                             ========                                  ========

Current economic conditions plus the trend in delinquent accounts increase the likelihood that loan losses in fiscal 2002 will exceed the volume of losses experienced in past years. However, the extensive experience of Bank staff and management in working through slow accounts and disposing of repossessed property at little or no loss will be instrumental in minimizing actual loan losses. As presented above, net loan losses totaled $21,000 during the six months ended December 31, 2001 compared to $16,000 for the six months ended
December 31, 2000. In general, past loan losses for the Company have been relatively small and infrequent. Net loan losses for fiscal years 1999, 2000 and 2001 were $28,000, $18,000 and $40,000 respectively.


Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 2001 and June 30, 2001, cash and interest-bearing deposits totaled $3.9 million and $3.2 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Under limits adopted by Board resolution of the subsidiary Bank, the Company had $4.0 million of unused credit available from the FHLB. However, based on the percentage of Company assets classified as "qualified investments", excess borrowing capacity was approximately $3.8 million at the end of the second quarter.

At December 31, 2001, borrowing from the FHLB totaled $22.0 million. Borrowings other than FHLB advances totaled $619,000 and primarily related to commercial mortgage loan participations sold with certain repurchase provisions. Principal loan amounts sold under these agreements enabled the Bank to remain in compliance with its loans-to-one borrower limitation.

Shareholders' equity was $6.1 million or 9.0% of total assets at December 31, 2001 compared to $5.9 million or 8.6% of total assets at June 30, 2001. The Company's book value per share was $4.52 based on 1,357,050 shares outstanding. Book value per share at June 30, 2001 was $4.38 based on 1,359,050 shares outstanding.

All regulatory capital requirements for the Bank were met as of December 31, 2001. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's current charter, the OTS requires that the Bank deduct its investment in and advances to the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios. At December 31, 2001, investments in and loans to the Bank's "nonincludable" subsidiary totaled $1.1 million.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of December 31, 2001.

                                                                        Required For Adequate    Required To Be Well
                                                         Actual                 Capital*             Capitalized*
                                                 -------------------------------------------------------------------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 -------------------------------------------------------------------

Total capital *(to risk weighted assets)           $4,800      11.1%      $3,457       8.0%       $4,321      10.0%

Tier 1 capital *(to risk weighted assets)           4,366      10.1%       1,728       4.0%        2,592       6.0%

Tier 1 capital *(to total assets)                   4,366       6.6%       2,695       4.0%        3,369       5.0%


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

At December 31, 2001, it was estimated that the Bank's MV would decrease 2.7% and 37.6% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 31.3% and 70.6% for the same increases at December 31, 2000. The Bank's MV at December 31, 2001 would decrease 12.8% in the event of a 200 basis point decrease in market rates and increase 2.2% in the event of a 400 basis point decrease in market rates. A year earlier, 200 and 400 basis point decreases in market rates would have increased MV 2.9% and 5.4% respectively.

Presented below, as of December 31, 2001 and 2000, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                               December 31, 2001
                        Market Value Summary Performance
                                                               MV as % of
                                                            Present Value (PV)
    Change                    Market Value                      of Assets
    In Rates     $ Amount      $ Change       % Change      MV Ratio     Change
    --------     --------      --------       --------      --------     ------
                     (Dollars in thousands)
    +400 bp*     $3,491        $(2,103)        (37.60)%       5.54%     (265) bp
    +200 bp       5,444           (150)         (2.68)        8.19         0  bp
       0 bp       5,594              0           0.00         8.19       ----
    -200 bp       4,876           (718)        (12.83)        7.03      (116) bp
    -400 bp       5,714            121           2.16         7.89       (30) bp
*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

          Pre-Shock MV Ratio:  MV as % of PV of Assets                    8.19%
          Exposure Measure:  Post-Shock MV Ratio                          7.03%
          Sensitivity Measure:  Change in MV Ratio                       116 bp


                                December 31, 2000
                        Market Value Summary Performance
                                                               MV as % of
                                                            Present Value (PV)
    Change                    Market Value                      of Assets
    In Rates     $ Amount      $ Change       % Change      MV Ratio     Change
    --------     --------      --------       --------      --------     ------
                             (Dollars in thousands)
    +400 bp*     $2,092        $(5,016)        (70.57)%       3.71%     (752) bp
    +200 bp       4,881         (2,227)        (31.33)        8.12      (311) bp
       0 bp       7,108              0           0.00        11.23       ----
    -200 bp       7,314            206           2.89        11.32         9  bp
    -400 bp       7,491            383           5.38        11.40        17  bp
*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

          Pre-Shock MV Ratio:  MV as % of PV of Assets                   11.23%
          Exposure Measure:  Post-Shock MV Ratio                          8.12%
          Sensitivity Measure:  Change in MV Ratio                       311 bp

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


The following directors continued in office after the annual meeting: Frank R. Stewart, Robert W. Raper, John T. Gillaspy, Tad Wilson, Kurt J. Meier and Gary
M. Monnett.

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

                  10(1). Information Technology Services  Agreement between  the
                         Registrant and Aurum Technology Inc., dated December 5, 2001.

         (b)      Reports on Form 8-K
                  There were no reports on Form 8-K filed during the period ended December 31, 2001.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HOME FINANCIAL BANCORP


Date:    February 14, 2002                By: /s/ Kurt J. Meier
                                             -----------------------------------
                                                Kurt J. Meier
                                                President and
                                                Chief Executive Officer




Date:    February 14, 2002                By: /s/ Kurt D. Rosenberger
                                             -----------------------------------
                                                Kurt D. Rosenberger
                                                Vice President and
                                                Chief Financial Officer