Form 10QSB
period 2002-03-31
HOME FINANCIAL BANCORP
filed 2002-05-15
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 1, 2002 was 1,356,050.

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index
                                                                        Page No.
                                                                        --------
Forward Looking Statements                                                  2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Condensed Statements of Financial
             Condition as of March 31, 2002 and June 30, 2001
             (Unaudited)                                                    3
             Consolidated Condensed Statements of Income for the three
             months ended March 31, 2002 and 2001
             (Unaudited)                                                    4

             Consolidated Condensed Statements of Income for the nine
             months ended March 31, 2002 and 2001
             (Unaudited)                                                    5

             Consolidated Condensed Statements of Shareholders' Equity
             for the nine months ended March 31, 2002 and 2001
             (Unaudited)                                                    6

             Consolidated Condensed Statements of Cash Flows for the
             nine months ended March 31, 2002 and 2001
             (Unaudited)                                                    7

             Notes to Consolidated Condensed Financial Statements           9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                       12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                19
Item 2.   Changes in Securities                                            19
Item 3.   Defaults Upon Senior Securities                                  19
Item 4.   Submission of Matters to a Vote of Security Holders              19
Item 5.   Other Information                                                19
Item 6.   Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                 20

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                       March 31,        June 30,
                                                         2002             2001
                                                         ----             ----
                                                     (Unaudited)
ASSETS
    Cash                                             $    329,675    $    503,109
    Short-term interest-bearing deposits                4,671,312       2,711,297
                                                     ----------------------------
        Total cash and cash equivalents                 5,000,987       3,214,406
    Investment securities available for sale            4,492,646       6,147,494
    Loans                                              53,107,890      54,636,745
    Allowance for loan losses                            (366,672)       (392,268)
                                                     ----------------------------
        Net loans                                      52,741,218      54,244,477
    Real estate acquired for development                  691,360         757,766
    Premises and equipment                              1,822,836       1,859,558
    Federal Home Loan Bank Stock                        1,100,000       1,100,000
    Interest receivable                                   413,782         377,634
    Investment in limited partnership                     578,167         614,167
    Other assets                                          836,844         476,094
                                                     ----------------------------
        Total assets                                 $ 67,677,840    $ 68,791,596
                                                     ============================

LIABILITIES
    Deposits
    Noninterest-bearing deposits                     $  1,428,509    $    966,636
    Interest-bearing deposits                          40,649,762      40,143,923
                                                     ----------------------------
        Total deposits                                 42,078,271      41,110,559
    Advances from Federal Home Loan Bank and
            other borrowings                           19,004,900      21,300,038
    Other liabilities                                     326,996         434,761
                                                     ----------------------------
        Total liabilities                              61,410,167      62,845,358
                                                     ----------------------------

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares        - - - -         - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,356,050 shares and 1,359,050         3,205,306       3,194,282
    Retained earnings                                   3,418,143       3,146,094
    Unearned Compensation RRP                             (62,174)        (90,711)
    Unearned ESOP shares                                 (142,340)       (172,151)
    Accumulated other comprehensive loss                 (151,262)       (131,276)
                                                     ----------------------------
        Total shareholders' equity                      6,267,673       5,946,238
                                                     ----------------------------
        Total liabilities and shareholders' equity   $ 67,677,840    $ 68,791,596
                                                     ============================


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                  ---------------------------------------------------
                                                                                2002                      2001
                                                                  ---------------------------------------------------
                                                                                       (Unaudited)
Interest income
    Loans                                                               $    1,329,265             $    1,267,789
    Deposits with financial institutions                                        15,524                     25,718
    Investment securities                                                       60,046                     99,310
    Federal Home Loan Bank stock                                                16,274                     18,981
                                                                  ---------------------------------------------------
        Total interest income                                                1,421,109                  1,411,798
                                                                  ---------------------------------------------------
Interest expense
    Deposits                                                                   372,377                    485,617
    Advances from Federal Home Loan Bank and
      other borrowings                                                         252,910                    280,367
                                                                  ---------------------------------------------------
        Total interest expense                                                 625,287                    765,984
                                                                  ---------------------------------------------------
Net interest income                                                            795,822                    645,814
    Provision for losses on loans                                               51,000                     15,000
                                                                  ---------------------------------------------------
Net interest income after provision for losses on loans                        744,822                    630,814
                                                                  ---------------------------------------------------
Other income
    Service charges on deposit accounts                                         51,366                     43,764
    Gain on sale of real estate acquired for development                        32,105                     18,340
    Net realized gains (losses) on sales of available for sale
      securities                                                               (14,158)                    26,787
    Equity in loss of limited partnership                                      (12,000)                   (15,000)
    Other income                                                                 4,912                      5,498
                                                                  ---------------------------------------------------
        Total other income                                                      62,225                     79,389
                                                                  ---------------------------------------------------
Other expenses
    Salaries and employee benefits                                             297,334                    279,074
    Net occupancy expenses                                                      41,232                     47,566
    Equipment expenses                                                          22,941                     26,899
    Deposit insurance expense                                                    2,005                      1,918
    Computer processing fees                                                    57,111                     49,296
    Legal and accounting fees                                                   49,356                     44,258
    Printing and supplies                                                       13,200                     18,864
    Director and committee fees                                                 14,250                     14,250
    Advertising expense                                                          7,688                     15,729
    Other expenses                                                              94,665                     90,727
                                                                  ---------------------------------------------------
        Total noninterest expenses                                             599,782                    588,581
                                                                  ---------------------------------------------------
Income before income taxes                                                      207,265                   121,622
    Income tax expense                                                          57,420                     27,661
                                                                  ---------------------------------------------------
Net income                                                              $      149,845             $       93,961
                                                                  ===================================================

Basic and diluted net income per share                                  $          .12             $          .06
Dividends per share                                                                .03                        .02

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                  ---------------------------------------------------
                                                                                2002                   2001
                                                                  ---------------------------------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                               $    3,975,148             $    3,707,808
    Interest-bearing deposits                                                   61,666                     77,320
    Investment securities                                                      222,558                    353,638
    Other interest and dividend income                                          55,090                     54,896
                                                                  ---------------------------------------------------
        Total interest income                                                4,314,462                  4,193,662
                                                                  ---------------------------------------------------
Interest expense
    Deposits                                                                 1,355,083                  1,539,702
    Advances from Federal Home Loan Bank and
     other borrowings                                                          776,045                    765,670
                                                                  ---------------------------------------------------
        Total interest expense                                               2,131,128                  2,305,372
                                                                  ---------------------------------------------------
Net interest income                                                          2,183,334                  1,888,290
    Provision for losses on loans                                              114,000                     45,000
                                                                  ---------------------------------------------------
Net interest income after provision for losses on loans                      2,069,334                  1,843,290
                                                                  ---------------------------------------------------
Other income
    Service charges on deposit accounts                                        160,342                    129,381
    Gain on sale of real estate acquired for
      development                                                               52,704                     59,742
    Net realized gains (losses) on sales of available for sale
      securities                                                                (3,653)                    97,653
    Equity in loss of limited partnership                                      (36,000)                   (33,000)
    Other income                                                                31,999                     28,770
                                                                  ---------------------------------------------------
        Total other income                                                     205,392                    282,546
                                                                  ---------------------------------------------------
Other expenses
    Salaries and employee benefits                                             900,631                    819,424
    Net occupancy expenses                                                     125,395                    132,704
    Equipment expenses                                                          74,858                     80,525
    Deposit insurance expense                                                    5,702                      5,710
    Computer processing fees                                                   171,641                    172,028
    Legal and accounting fees                                                  150,167                    129,066
    Printing and supplies                                                       40,360                     40,259
    Director and committee fees                                                 46,400                     43,750
    Advertising expenses                                                        30,524                     44,320
    Other expenses                                                             215,124                    239,072
                                                                  ---------------------------------------------------
        Total noninterest expenses                                           1,760,802                  1,706,858
                                                                  ---------------------------------------------------
Income before income taxes                                                     513,924                    418,978
    Income tax expense                                                         130,010                    102,803
                                                                  ---------------------------------------------------
Net income                                                              $      383,914             $      316,175
                                                                  ===================================================

Basic and diluted net income per share                                  $          .30             $          .20
Dividends per share                                                                .09                        .06

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         2002           2001
                                                         ----           ----
                                                            (Unaudited)

Balance, July 1                                      $ 5,946,238    $ 7,182,474
Net income                                               383,914        316,175
Common stock repurchased                                 (11,741)    (1,910,276)
Fair value adjustment of ESOP shares                      18,524         11,871
ESOP shares earned                                        29,811         31,571
RRP shares earned                                         28,537         35,271
Net change in unrealized (gain) loss on securities       (19,986)       257,047
Cash dividends                                          (107,624)       (85,957)
                                                  ------------------------------
Balance, March 31                                    $ 6,267,673    $ 5,838,176
                                                  ==============================


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                    ---------------------------------------------------
                                                                                2002                      2001
                                                                    ---------------------------------------------------
                                                                                        (Unaudited)
OPERATING ACTIVITIES
Net income                                                                   $    383,914               $    316,175
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                                     114,000                     45,000
    Depreciation                                                                  107,103                    118,336
    Investment securities gains                                                     3,653                    (97,653)
    Gain on sale of foreclosed assets                                             (22,359)                     1,194
    Gain on sale of real estate for development                                   (52,704)                   (59,742)
    Loss from operations of limited partnership                                    36,000                     33,000
    Change in interest receivable                                                 (36,149)                   (30,623)
    Fair value adjustment of ESOP shares                                           18,524                     11,871
    Amortization of unearned ESOP shares                                           29,811                     31,571
    Amortization of unearned RRP shares                                            28,537                     35,271
    Other adjustments                                                            (103,519)                    37,922
                                                                    ---------------------------------------------------
        Net cash provided by operating activities                                 506,811                    442,322
                                                                    ---------------------------------------------------

INVESTING ACTIVITIES
Purchases of securities available for sale                                        (80,952)                (1,291,535)
Proceeds from sales of securities available for sale                              163,999                  2,221,285
Proceeds from maturities and repayments of investment
    securities available for sale                                               1,498,358                    646,847
Net changes in loans                                                              879,186                 (7,633,312)
Purchases of Federal Home Loan Bank of Indianapolis
    Stock                                                                           - - -                   (265,000)

Purchases of premises and equipment                                               (70,381)                   (93,671)
Proceeds from real estate owned sales                                             290,106                    258,102
Purchases of real estate for development                                          (62,840)                  (230,135)
Proceeds from sale of real estate acquired for
    development                                                                   109,145                    164,809
                                                                    ---------------------------------------------------
    Net cash provided by (used in) investing activities                         2,726,621                 (6,222,610)
                                                                    ---------------------------------------------------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                                    1,990,140                    982,258
    Certificates of deposit                                                    (1,022,428)                  (391,145)
Proceeds from Federal Home Loan Bank advances                                  10,000,000                 26,500,000
Repayment of Federal Home Loan Bank advances                                  (11,000,000)               (17,700,000)
Proceeds from other borrowings                                                    624,000                    921,419
Repayment of other borrowings                                                  (1,919,138)                  (729,419)
Purchase of stock                                                                 (11,741)                (1,910,276)
Cash dividends                                                                   (107,684)                   (84,653)
                                                                    ---------------------------------------------------
    Net cash provided by (used in) financing activities                        (1,446,851)                 7,588,184
                                                                    ---------------------------------------------------


                                                                                       Nine Months Ended
                                                                                            March 31,
                                                                    ---------------------------------------------------
                                                                                2002                   2001
                                                                    ---------------------------------------------------
                                                                                           (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         1,786,581                  1,807,896

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  3,214,406                  1,715,810
                                                                    ---------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  5,000,987               $  3,523,706
                                                                    ===================================================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                                $  2,183,657               $  2,269,903
Income tax paid                                                                   165,009                     81,209


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of those expected for the remainder of the year. The consolidated condensed statement of financial condition of the Company as of June 30, 2001 has been derived from the audited consolidated statement of financial condition of the Company as of that date.

NOTE B: Earnings Per Share

Earnings per share (EPS) have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the three and nine months ended March 31, 2002, options to purchase 115,800 shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average prices of the common shares.

For the Three Months Ended
                 March 31,                           2002                                       2001
                                 ----------------------------------------   ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                 ----------------------------------------   ---------------------------------------
Basic Earnings Per Share:
  Income Available to
  Common Stockholders                 $149,845    1,277,440      $  0.12          $93,961    1,488,880      $  0.06
                                                            =============                              ============
Effect of Dilutive Securities                0          509                             0       14,154
                                 ---------------------------                --------------------------
Diluted Earnings Per Share:
  Income Available to
  Common Stockholders                 $149,845    1,277,949      $  0.12          $93,961    1,503,034      $  0.06
                                 ========================================   =======================================



For the Nine Months Ended
                March 31,                            2002                                       2001
                                 ---------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                       Income       Shares       Amount           Income       Shares       Amount
                                 ---------------------------------------    ---------------------------------------
Basic Earnings Per Share:
  Income Available to
  Common Stockholders                $ 383,914    1,265,945      $  0.30        $ 316,175    1,546,086      $  0.20
                                                            =============                              ============
Effect of Dilutive Securities                0        1,037                             0        5,243
                                 --------------------------                 --------------------------
Diluted Earnings Per Share:
  Income Available to
  Common Stockholders                $ 383,914    1,266,982      $  0.30        $ 316,175    1,551,329      $  0.20
                                 =======================================    =======================================


NOTE C:  Other Comprehensive Income

                                                                                                2002
                                                                                                Tax
For the Three Months Ended                                                    Before-Tax     (Expense)      Net-of-Tax
March 31                                                                        Amount        Benefit         Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the year                     $ (7,212)     $ 2,856       $ (4,356)
  Less: reclassification adjustment for losses realized in
    net income                                                                   (14,158)       5,607         (8,551)
                                                                                ---------     -------       ---------
Other comprehensive income                                                      $  6,946      $(2,751)      $  4,195
                                                                              =======================================


                                                                                                2001
                                                                                                Tax
For the Three Months Ended                                                    Before-Tax     (Expense)      Net-of-Tax
March 31                                                                        Amount        Benefit         Amount
Unrealized gains on securities:
  Unrealized holding gains arising during the year                              $151,710     $(60,092)      $ 91,618
  Less: reclassification adjustment for gains realized in
    net income                                                                    26,787      (10,610)        16,177
                                                                                ---------     -------       ---------
Other comprehensive income                                                      $124,923     $(49,482)      $ 75,441
                                                                              =======================================



                                                                                                2002
                                                                                                Tax
For the Nine Months Ended                                                     Before-Tax     (Expense)      Net-of-Tax
March 31                                                                        Amount        Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                             $(36,747)    $ 14,555       $(22,192)
  Less: reclassification adjustment for losses realized in
    net income                                                                    (3,653)       1,447         (2,206)
                                                                                ---------     -------       ---------
Other comprehensive loss                                                        $(33,094)    $ 13,108       $(19,986)
                                                                              =======================================


                                                                                                2001
                                                                                                Tax
For the Nine Months Ended                                                     Before-Tax     (Expense)      Net-of-Tax
March 31                                                                        Amount        Benefit         Amount
Unrealized gains on securities:
  Unrealized holding gains arising during the year                              $523,299    $(207,279)      $316,020
  Less: reclassification adjustment for gains realized in
    net income                                                                    97,653      (38,680)        58,973
                                                                                ---------     -------       ---------
Other comprehensive income                                                      $425,646    $(168,599)      $257,047
                                                                              =======================================

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

During the quarter, the Bank recorded $12,000 as its share of net operating losses from the project, reducing its net investment to $578,000 at March 31, 2002. Income tax credits related to this investment reduced the Company's third quarter federal income tax expense by $24,000.

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

Financial Condition

At March 31, 2002, total assets were $67.7 million. Assets decreased $1.1 million or 1.6% since June 30, 2001. Cash and cash equivalents increased $1.8 million or 55.6% compared to nine months earlier. Investment securities totaled $4.5 million at March 31, 2002 compared to $6.1 million at June 30, 2001. This 26.9% decrease mainly resulted from accelerated repayments on mortgage-backed securities. Loan rate competition during the nine months ended March 31, 2002 led to an increase in loan pay-off and refinancing activity. Consequently, total outstanding loans decreased 2.8% to $53.1 million at March 31, 2002, compared to $54.6 million at June 30, 2001.

Real estate acquired for development decreased $66,000 to $691,000 during the nine months ended March 31, 2002. This decrease reflects the net result of land transactions by the Bank's subsidiary service corporation, BSF, Inc., as part of its real estate development activities.

At March 31, 2002, deposits were $42.1 million, reflecting an increase of $967,000 or 2.4% compared to nine months earlier. Borrowings decreased 10.8% to $19.0 million at March 31, 2002, compared to $21.3 million at June 30, 2001.

Shareholders' equity was $6.3 million or 9.3% of total assets at March 31, 2002. The Company's book value per share was $4.62 based on 1,356,050 shares outstanding. Factors impacting shareholder equity during the first nine months of fiscal 2002 included net income, cash dividends, stock repurchases, amortization of benefit plans, and a net decrease in the market value of securities available for sale. During the nine months ended March 31, 2002, the Company repurchased and retired 3,000 shares of its common stock. These stock purchases were made pursuant to a stock repurchase plan announced on May 25, 2000.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001

For the quarter ended March 31, 2002, the Company reported record quarterly earnings and a 59.5% increase compared to the same period in 2001. Net income was $150,000, or $.12 diluted earnings per common share for the quarter ended March 31, 2002. Net income for the same period last year was $94,000, or $.06 diluted earnings per common share. Third quarter net income was higher primarily due to decreases in interest expense on deposits and borrowings.

Interest income from loans increased $61,000 or 4.8% to $1.3 million for the three months ended March 31, 2002, compared to the same period in 2001. This increase was the result of a higher average loan yield and in spite of a lower balance of loans outstanding. In contrast, interest income from interest-bearing deposits, investment securities and Federal Home Loan Bank stock decreased $52,000 or 36.1% due to a decrease in the yield earned on deposits and a decrease in the balance of mortgage-backed securities outstanding.

Net interest income before the provision for loan losses increased $150,000 or 23.2% to $796,000 for the three months ended March 31, 2002, compared to a year earlier. A $141,000 or 18.4% decrease in interest expense complimented the modest overall increase in interest income. A decrease in the cost of deposits coupled with a decline in borrowings led to the drop in interest expense. The provision for loan losses increased to $51,000 for third quarter 2002, compared to $15,000 for third quarter 2001.

Non-interest income decreased 21.6% to $62,000, compared to $79,000 for the third quarter ended March 31, 2001. Gain on sale of real estate acquired for development totaled $32,000 and was partially offset by a net loss of $14,000 on sale of securities available for sale. For the same period ended March 31, 2001, gain on sale of real estate acquired for development was $18,000, while the sale of investment securities generated a net gain of $27,000. The overall decline in non-interest income was partially offset by deposit related service charge income which totaled $51,000 for the three months ended March 31, 2002, compared to $44,000 for the same period a year earlier. Also, the net operating loss on the Bank's investment in the Cunot Apartments, L.P. decreased to $12,000 for third quarter 2002 compared to $15,000 for third quarter 2001.

Non-interest expense increased 1.9% to $600,000 for the three months ended March 31, 2002, compared to $588,000 for the same period last year. Salaries and employee benefits increased $18,000 or 6.5%. The net profit on sale of repossessed property was $8,000 for the quarter while costs related to acquisition and maintenance of repossessed assets totaled $35,000. Decreases in a number of categories, including advertising, office supplies and equipment expense, combined to moderate the overall increase in non-interest expenses.

Recognition of income tax credits for the Bank's investment in Cunot Apartments, L.P. totaled $24,000 for both quarters ending March 31, 2002 and March 31, 2001.


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2002 and 2001

For the nine-month period ended March 31, 2002, net income grew 21.5% to $384,000, or $.30 diluted earnings per common share, compared to $316,000 or $.20 diluted earnings per common share for the nine months ended March 31, 2001. The increase in net income resulted primarily from an increase in interest income from loans and a decrease in interest expense on deposits.

Net interest income before the provision for loan losses increased 15.6% to $2.2 million, compared to $1.9 million for the same period last year. Interest income from loans increased $267,000 or 7.2% to $4.0 million. This increase is partially attributed to a larger volume of higher yielding mobile home loans outstanding during the nine months ending March 31, 2002, compared to the same period a year earlier. Interest income from investment securities available for sale, Federal Home Loan Bank stock and interest-earning deposits for the nine months ended March 31, 2002 totaled $339,000. This represents a $147,000 or 30.2% decrease compared to the nine months ended March 31, 2001 and results from lower rates earned on interest-earning deposits plus lower outstanding balances for mortgage-backed securities.

Non-interest income decreased by $77,000 or 27.3% for the first nine months of fiscal 2002 compared to the same period last year. This decrease is traced to the sale of investment securities available for sale, which generated losses of $4,000 for the nine months ended March 31, 2002. Investment securities sold during the same period a year ago resulted in gains of $98,000. In addition, gain on sale of real estate acquired for development decreased to $53,000 from $60,000 last year. Partially offsetting the overall decrease in non-interest income, service charges on deposit accounts increased $31,000 or 23.9% to $160,000 compared to the same three-quarter period a year earlier. This increase primarily resulted from an increase in the number of service fee producing deposit accounts.

Non-interest expense increased 3.2% to $1.8 million for the nine months ended March 31, 2002 compared to $1.7 million for the same period ended March 31, 2001. Salaries and employee benefits increased $81,000 or 9.9% while legal and other professional fees increased by $21,000 or 16.3%. Decreases in advertising and equipment expenses partially offset the overall increase in non-interest expenses.

For the nine months ended March 31, 2002, income tax expense was $130,000, compared to $103,000 for the same period in fiscal year 2001. The effective combined federal and state income tax rate for the first three-quarters of both fiscal year 2002 and 2001 was approximately 25%.


Asset Quality

Intense collection efforts during the third quarter reduced non-performing loans and increased foreclosure proceedings. Loans delinquent 90 days or more decreased by 62.2% to $657,000 or 1.2% of total loans at March 31, 2002 compared to $1.7 million or 3.2% of total loans at December 31, 2001. Non-performing loans were $1.1 million or 2.0% of total loans on June 30, 2001.

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

At March 31, 2002, all loans delinquent 90 days or more were on non-accruing status. Non-accruing mortgage and non-mortgage loans at March 31, 2002 were $536,000 and $121,000, respectively. At June 30, 2001, loans in non-accruing status included mortgage loans totaling $694,000 and non-mortgage loans totaling $95,000. Also at June 30, 2001, $277,000 in mortgage loans past due 90 days or more remained on accruing status. Mortgage loans restructured pursuant to bankruptcy plans totaled $397,000 at March 31, 2002. No restructured loans were reported as of June 30, 2001.

Non-performing assets, which include loans delinquent 90 days or more plus repossessed property, primarily involve residential mortgage loans. At March 31, 2002, no commercial mortgage or commercial non-mortgage loans were included in non-performing assets. At that date, non-performing assets were $1.0 million or 1.5% of total assets, compared to $1.8 million or 2.6% of total assets at December 31, 2001 and $1.1 million or 1.6% of total assets at June 30, 2001. Non-performing assets included $352,000 in real estate owned ("REO") and other repossessed properties at March 31, 2002. At December 31, 2001 and June 30, 2001, repossessed properties amounted to $31,000 and $37,000, respectively.

Allowances maintained for loan losses were $367,000 or 0.69% of total loans at March 31, 2002 compared to $392,000 or 0.72% of total loans at June 30, 2001. The allowance for loan losses was 55.9% of total non-performing loans at March 31, 2002, compared to 36.8% at June 30, 2001. During the nine months ended March 31, 2002, provisions for loan losses were $114,000, compared to $45,000 for the same period in fiscal 2001. Year-to-date net loan losses totaled $139,000, compared to $16,000 for the nine months ended March 31, 2001.

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Periodic provisions to loan loss allowances reflect management's view of risk in the Bank's entire loan portfolio due to a number of dynamic factors, which include, but are not limited to, effectiveness of collection efforts and loan delinquency trends. Management considered the allowance for loan losses at March 31, 2002, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table compares activity in the allowance for loan losses for the nine months ended March 31, 2002 and 2001.

Balance, July 1, 2001         $392,268    Balance, July 1, 2000        $371,793
Provision for loan losses      114,000    Provision for loan losses      45,000
Recoveries                          --    Recoveries                         --
Loans charged off             (139,596)   Loans charged off             (16,270)
                              --------                                 --------
Balance, March 31, 2002       $366,672    Balance, March 31, 2001      $400,523
                              ========                                 ========

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At March 31, 2002 and June 30, 2001, cash and interest-bearing deposits totaled $5.0 million and $3.2 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Under limits adopted by Board resolution of the subsidiary Bank, the Company had $7.0 million of unused credit available from the FHLB. However, based on the percentage of Company assets classified as "qualified investments", excess borrowing capacity was approximately $4.9 million at the end of the third quarter. At March 31, 2002, borrowing from the FHLB totaled $19.0 million. Borrowings other than FHLB advances totaled $5,000.

Shareholders' equity was $6.3 million or 9.3% of total assets at March 31, 2002 compared to $5.9 million or 8.6% of total assets at June 30, 2001. The Company's book value per share was $4.62 based on 1,356,050 shares outstanding. Book value per share at June 30, 2001 was $4.38 based on 1,359,050 shares outstanding.

All regulatory capital requirements for the Bank were met as of March 31, 2002. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's current charter, the OTS requires that the Bank deduct its investment in and advances to the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios. At March 31, 2002, investments in and loans to the Bank's "nonincludable" subsidiary totaled $996,000.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of March 31, 2002.

                                                                            Required For           Required To Be
                                                         Actual           Adequate Capital*       Well Capitalized*
                                                 -------------------------------------------------------------------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 -------------------------------------------------------------------
Total capital *(to risk weighted assets)            $4,991      10.5%     $3,801        8.0%        $4,752    10.0%

Tier 1 capital *(to risk weighted assets)            4,624       9.7%      1,901        4.0%         2,851     6.0%

Tier 1 capital *(to total assets)                    4,624       7.0%      2,648        4.0%         3,310     5.0%


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

At March 31, 2002 it was estimated that the Bank's MV would decrease 20.3% and 48.8% in the event of 200 and 400 basis point increases in market interest rates respectively, compared to 21.5% and 62.2% for the same increases at March 31, 2001. The Bank's MV at March 31, 2002 would increase 4.1% in the event of a 200 and in the event of a 400 basis point decrease in market rates. A year earlier, 200 and 400 basis point decreases in market rates would have decreased MV 6.4% and 6.8% respectively.

Presented below, as of March 31, 2002 and 2001, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                                                  March 31, 2002
                                         Market Value Summary Performance
                                                                                           MV as % of
                                                                                       Present Value (PV)
         Change                              Market Value                                    of Assets
        In Rates          $ Amount            $ Change             % Change         MV Ratio            Change
        --------          --------            --------             --------         --------            ------
                              (Dollars in thousands)
        +400 bp*           $3,689             $(3,520)               (48.82)%         5.96%             (458) bp
        +200 bp             5,748              (1,461)               (20.27)          8.79              (175) bp
           0 bp             7,209                   0                  0.00          10.54               ----
        -200 bp             7,502                 293                  4.07          10.68                16  bp
        -400 bp             7,506                 296                  4.11          10.45                (9) bp

*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

            Pre-Shock MV Ratio:  MV as % of PV of Assets                 10.54%
            Exposure Measure:  Post-Shock MV Ratio                        8.79%
            Sensitivity Measure:  Change in MV Ratio                     175 bp


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


          (b)       Reports  on Form 8-K
                    There were no reports on Form 8-K filed during the period ended March 31,2002.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HOME FINANCIAL BANCORP


Date:    May 14, 2002                     By:/s/ Kurt J. Meier
                                             -----------------------------------
                                                Kurt J. Meier
                                                President and
                                                Chief Executive Officer




Date:    May 14, 2002                     By: /s/ Kurt D. Rosenberger
                                             -----------------------------------
                                                Kurt D. Rosenberger
                                                Vice President and
                                                Chief Financial Officer