Form 10KSB
period 2002-06-30
HOME FINANCIAL BANCORP
filed 2002-09-12
CIK 1009242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to _______________

                         Commission File Number 0-28510

                             HOME FINANCIAL BANCORP
                 (Name of small business issuer in its charter)

               INDIANA                                   35-1975585
   ---------------------------------          ----------------------------------
   (State or other jurisdiction               (I.R.S. Employer Identification
   of incorporation or organization)                      Number)

   279 East Morgan Street, Spencer, Indiana               47460
   (Address of Principal Executive Offices)            (Zip Code)

Issuer's telephone number:  (812) 829-2095

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class        Name of each exchange on which registered
                NONE                                NONE

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, without par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. YES   [X]   NO  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]

The issuer's revenues for the fiscal year ended June 30, 2002 were $5,896,396.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 20, 2002, was $3,771,247.

The number of shares outstanding of the issuer's common stock, without par value, as of August 20, 2002, was 1,356,050 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

                           Exhibit Index on Page E-1
                                Page 1 of 51 Pages

                             HOME FINANCIAL BANCORP
                                   Form 10-KSB
                                      INDEX

                                                                            Page

Forward Looking Statements.....................................................3

PART I

Item  1.   Description of Business.............................................3
Item  2.   Description of Properties..........................................29
Item  3.   Legal Proceedings..................................................30
Item  4.   Submission of Matters to a Vote of Security Holders................30
Item  4.5. Executive Officers.................................................30

PART II

Item  5.   Market for Common Equity and Related Stockholder Matters...........31
Item  5.5. Selected Financial Data............................................33
Item  6.   Management's Discussion and Analysis of Financial
             Condition and Results of Operation...............................34
Item  7.   Financial Statements...............................................34
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk.........46
Item  8.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................47
PART III

Item 9.    Directors and Executive Officers...................................48
Item 10.   Executive Compensation.............................................48
Item 11.   Security Ownership of Certain Beneficial Owners
             and Management...................................................48
Item 12.   Certain Relationships and Related Transactions.....................48

PART IV

Item 13.   Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.....................................................48
Signatures....................................................................49
Certifications................................................................50
Exhibit Index.................................................................51

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

                                     PART I

Item 1. Description of Business.

                                    BUSINESS

General

     Home Financial Bancorp (the "Holding Company" together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February 1996, to become a bank holding company upon its acquisition of all the issued and outstanding capital stock of Owen Community Bank, s.b. (the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on July 1, 1996. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of common stock of the Bank. The Bank was organized under the name Owen County Savings and Loan Association in 1911. In 1972, the Bank converted to a federally-chartered savings and loan and changed its name to Owen County Federal Savings and Loan Association, and in 1989, the Bank converted to a federally-chartered savings bank known as Owen Federal Savings Bank. In 1994, the Bank became an Indiana savings bank known as Owen Community Bank, s.b. As of May 1, 1999, the Bank converted back to a federal stock savings bank and the Company became a unitary savings and loan holding company. The Bank's principal business consists of attracting deposits from the general public and originating long-term loans secured primarily by first mortgage liens on one- to- four family residential real estate. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

     The Bank is the oldest continuously operating financial institution headquartered in Owen County, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) indemnification mortgage loans ("ID Mortgage Loans"); (iii) mobile home loans; (iv) combination land-mobile home loans ("Combo Loans"); (v) construction loans; (vi) share loans; (vii) nonresidential real estate loans; (viii) multi-family loans; (ix) installment loans; (x) home equity loans; (xi) NOW accounts; (xii) demand deposit accounts; (xiii) passbook savings accounts; (xiv) statement savings accounts; (xv) money market deposit accounts; and (xvi) certificates of deposit. The Company conducts business out of its main office located in Spencer, Indiana, and its branch office in Cloverdale, Indiana.

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to- four family residential real property. One-to- four family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 50.28% of the Bank's total loan portfolio at June 30, 2002. The Bank also offers mobile home loans, multi-family mortgage loans, nonresidential real estate loans, Combo Loans, consumer loans and commercial and industrial loans. Mobile home loans and Combo Loans totaled approximately 11.06% and 14.02% of the Bank's total loan portfolio at June 30, 2002, respectively. Mortgage loans secured by multi-family properties and nonresidential real estate totaled approximately 0.84% and 19.47%, respectively, of the Bank's total loan portfolio at June 30, 2002. Consumer loans constituted approximately 3.17%, and commercial and industrial loans totaled approximately 1.17% of the Bank's total loan portfolio at June 30, 2002.

     The Holding Company files reports with the Securities and Exchange Commission, including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and Proxy Statements.

     The public may read and copy any materials the Holding Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Holding Company, that file electronically with the SEC. The address of that site is http://www.sec.gov.

Lending Activities

     Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan costs and loans in process.


                                                                     At June 30,
                                       -----------------------------------------------------------------------
                                              2002                       2001                      2000
                                       ------------------         ------------------        ------------------
                                                  Percent                    Percent                   Percent
                                       Amount    of Total         Amount    of Total        Amount    of Total
                                       ------    --------         ------    --------        ------    --------
                                                                (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential                        $26,926     50.27%         $27,082     49.26%         $23,494     50.76%
   Combo                                7,511     14.02            7,230     13.15            6,584     14.23
   Nonresidential                      10,430     19.47           13,758     25.02           11,926     25.76
   Multi-family                           451      0.84              528      0.96            1,017      2.20
Mobile home loans                       5,924     11.06            3,172      5.77            1,322      2.86
Commercial and industrial loans           629      1.17              485      0.88              264      0.57
Consumer loans                          1,695      3.17            2,725      4.96            1,674      3.62
                                      -------    ------          -------    ------          -------    ------
      Gross loans receivable          $53,566    100.00%         $54,980    100.00%         $46,281    100.00%
                                      =======    ======          =======    ======          =======    ======

TYPE OF SECURITY
   Residential real estate            $26,926     50.27%         $27,082     49.26%         $23,494     50.76%
   Mobile home and land                 7,511     14.02            7,230     13.15            6,584     14.23
   Nonresidential real estate          10,430     19.47           13,758     25.02           11,926     25.76
   Multi-family real estate               451      0.84              528      0.96            1,017      2.20
   Mobile home                          5,924     11.06            3,172      5.77            1,322      2.86
   Deposits                                73      0.14              125      0.23              121      0.26
   Other security                       2,251      4.20            3,085      5.61            1,817      3.93
                                      -------    ------          -------    ------          -------    ------
      Gross loans receivable           53,566    100.00           54,980    100.00           46,281    100.00

Deduct:
Allowance for loan losses..               344      0.65              392      0.71              372      0.80
Loans in process and
   deferred loan costs                    515      0.98              344      0.63              568      1.23
                                      -------    ------          -------    ------          -------    ------
   Net loans receivable               $52,707     98.37%         $54,244     98.66%         $45,341     97.97%
                                      =======    ======          =======    ======          =======    ======

Mortgage Loans:
   Adjustable-rate                    $16,555     36.53%         $23,279     47.90%         $25,717     59.78%
   Fixed-rate                          28,763     63.47           25,319     52.10           17,304     40.22
                                      -------    ------          -------    ------          -------    ------
     Total                            $45,318    100.00%         $48,598    100.00%         $43,021    100.00%
                                      =======    ======          =======    ======          =======    ======

     The following table sets forth certain information at June 30, 2002, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.



                                                             Due during years ended June 30,
                               Balance      --------------------------------------------------------------------
                             Outstanding                                  2006        2008      2013     2018
                             at June 30,                                   to          to        to      and
                                 2002       2003      2004      2005      2007        2012      2017   following
                             -----------------------------------------------------------------------------------
                                                                        (In thousands)
Mortgage loans:
   Residential.............    $26,926     $1,632   $1,741     $1,202     $1,841     $1,955     $2,677   $15,878
   Combo...................      7,511        351      631        333        712        605        733     4,146
   Nonresidential..........     10,430        426      249          5        231      3,212      1,040     5,267
   Multi-family............        451        104      ---        ---         64        150        133       ---
Mobile home loans..........      5,924          5        8         49         98        660      1,655     3,449
Commercial and
   industrial loans........        629        254      ---        ---          4         85        286       ---
Consumer loans.............      1,695      1,148      161        194        154         26         12       ---
                               -------     ------   ------     ------     ------     ------     ------   -------
  Total    ...............     $53,566     $3,920   $2,790     $1,783     $3,104     $6,693     $6,536   $28,740
                               =======     ======   ======     ======     ======     ======     ======   =======

     The following table sets forth, as of June 30, 2002, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                                                              Due After June 30, 2003
                                                                  -------------------------------------------
                                                                  Fixed Rates    Variable Rates         Total
                                                                  -----------    --------------         -----
                                                                                 (In thousands)
Mortgage loans:
   Residential................................................      $20,755           $ 4,539          $25,294
   Combo .....................................................        5,519             1,641            7,160
   Nonresidential.............................................        2,219             7,785           10,004
   Multi-family...............................................          191               156              347
Mobile home loans.............................................        5,919               ---            5,919
Commercial and
   industrial loans...........................................          375               ---              375
Consumer loans................................................          547               ---              547
                                                                    -------           -------          -------
   Total                                                            $35,525           $14,121          $49,646
                                                                    =======           =======          =======


     One- to- Four Family Residential Loans. Residential loans consist primarily of one- to- four family loans. Approximately $26.9 million, or 50.28% of the Bank's portfolio of loans at June 30, 2002, consisted of one- to- four family residential mortgage loans, of which approximately 23% had adjustable rates. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, the rate must be correlated with changes in a readily verifiable index.

     The Bank currently offers three (3) types of adjustable-rate one- to- four family residential mortgage loans ("ARM Loans"). The Bank offers ARM Loans which adjust annually and are indexed to the One-year U.S. Treasury Constant Maturity Rate as published monthly by the Federal Reserve Board ("FRB") (the "One Year T-Bill Constant Maturity Index"). The maximum rate adjustment per year for the Bank's one-year ARM Loans is 1% to 1.5%, and the maximum rate adjustment over the life of the loan is 4% to 5%. These ARM Loans are generally underwritten for terms of up to 25 years. The Bank also offers three-year and five-year ARM Loans which are indexed to the National Average Contract Interest Rate for the Purchase of Previously Occupied Homes as published by the Federal Housing Finance Board (the "National Average Contract Rate"). The three-year and five-year ARM Loans have maximum rate adjustments of 3% per adjustment period and 5% over the life of the loan. The Bank's three-year and five-year ARM Loans are generally underwritten for terms of up to 25 years. The Bank will not generally lend more than $100,000 for any residential loan with a loan-to-value ratio of 90% or higher.

     The initial interest rate for each of the Bank's ARM Loans is determined by the Executive Committee of the Bank's Board of Directors (the "Executive Committee") based upon prevailing rates in the Bank's market area, the credit history of the applicant and the loan-to-value ratio. When the initial interest rate is determined for an ARM Loan, a margin is calculated by subtracting the current index rate (i.e., the Constant Maturity One Year T-Bill for one-year ARM Loans or the National Average Contract Rate for three-year and five-year ARM Loans) from the initial interest rate. Interest rate adjustments are thereafter determined based on fluctuations of the index rate with a specific loan's margin remaining constant.

     ARM Loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrowers may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. Also, ARM Loans have features which restrict changes in interest rates on a short-term basis and over the life of the loan. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

     The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period not to exceed 20 years. At June 30, 2002, 77% of the Bank's residential mortgage loans had fixed rates of interest.

     The Bank does not generally originate residential mortgage loans if the loan-to-value ratio exceeds 90% and does not currently require private mortgage insurance on its residential single-family mortgage loans. The maximum loan-to-value ratio for non-owner occupied one- to- four family residential mortgage loans is 80%.

     Substantially all of the residential mortgage loans that the Bank originates include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     The Bank's residential mortgage loans are originated on terms and conditions and using documentation that does not conform with the standard underwriting criteria required to sell such loans in the secondary market. The Bank generally retains its loans in its portfolio and does not anticipate the need to sell its non-conforming loans. See "-- Origination, Purchase and Sale of Loans."

     At June 30, 2002, residential loans amounting to $577,000, or 1.08% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

     Combo Loans. At June 30, 2002, $7.5 million, or 14.0% of the Bank's total loan portfolio, consisted of Combo Loans, of which approximately 25.0% had adjustable rates. The Bank currently offers three (3) types of adjustable-rate Combo Loans. The Bank's one-year adjustable-rate Combo Loans are indexed to the Constant Maturity One Year T-Bill and have maximum rate adjustments of 1.5% per year and 3% over the life of the loan. The Bank also offers three-year and five-year adjustable-rate Combo Loans which are indexed to the National Average Contract Rate and have maximum rate adjustments of 3% per adjustment period and 5% over the life of the loan. The Bank's Combo Loans are generally underwritten for terms of up to 25 years. The maximum loan-to-value ratio for a Combo Loan is 90%.

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

     The Bank also offers fixed-rate Combo Loans with terms of 10 years, 15 years and 20 years. At June 30, 2002, 75.0% of the Bank's Combo Loans had fixed rates of interest.

     Mobile Home Loans. The Bank originates loans for the purchase of new and used mobile homes. At June 30, 2002, approximately $5.9 million, or 11.1% of the Bank's portfolio of loans, consisted of mobile home loans. The Bank's mobile home loans are fixed-rate loans with maximum terms of 15 years for new mobile homes and 10 years for previously owned mobile homes. The maximum loan-to-value ratio for mobile home loans is typically 90%.

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

     Mobile home lending entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than residential mortgage loans because of the type and nature of the collateral, and because such loans generally are made to borrowers with low income levels, and mobile homes tend to rapidly depreciate in value. In many cases, any repossessed collateral for a defaulting mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. Two of the Bank's mobile home loans totaling $62,000 were included in non-performing assets at June 30, 2002. Repossessed collateral included four mobile homes at June 30, 2002.

     Nonresidential Real Estate Loans. At June 30, 2002, $10.4 million, or 19.5% of the Bank's total loan portfolio, consisted of nonresidential real estate loans, of which $868,000 constituted loans secured by unimproved land only. The nonresidential real estate loans included in the Bank's portfolio are primarily secured by real estate that includes a motel, a warehouse, a medical facility, a funeral home, several churches and one residential real estate development project. At June 30, 2002, $459,000, or 4.4% of the Bank's nonresidential loan portfolio, was secured by churches. The Bank generally originates nonresidential real estate loans as one-year adjustable-rate and monthly floating-rate loans indexed to the prime rate with a margin of 1% to 3% above such index. In addition, the maximum rate adjustments per adjustment period and over the life of the loan are typically unrestricted. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. The largest nonresidential real estate loan on June 30, 2002 was $831,000, net of participation portion sold. None of the Bank's nonresidential real estate loans were included in non-performing assets at that date.

     Loans secured by nonresidential real estate generally are larger than one-to- four family residential loans and involve a greater degree of risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate.

     Multi-Family Loans. Approximately $451,000, or 0.8% of the Bank's portfolio of loans at June 30, 2002, consisted of multi-family loans. All of the Bank's multi-family loans were fully performing as of June 30, 2002. The Bank's multi-family loans are written for maximum terms of 20 years, and the Bank does not originate multi-family loans if the loan-to-value ratio exceeds 80%.

     Other Consumer Loans. The Bank's consumer loans (other than mobile home loans), consisting primarily of installment, auto and share loans, aggregated $1.7 million as of June 30, 2002, or 3.2% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans are fixed-rate loans, and substantially all are secured loans.

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

     Consumer loans may entail greater credit risk than residential mortgage loans do, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2002, no consumer installment loans were included in non-performing assets. See "--Non-Performing and Problem Assets." There can be no assurances, however, that additional delinquencies will not occur in the future.

     Origination, Purchase and Sale of Loans. The Bank currently originates its mortgage loans pursuant to its own underwriting standards, which do not conform with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If the Bank desired to sell its mortgage loans, it might experience some difficulty selling its non-conforming loans quickly in the secondary market. The Bank has no intention, however, of attempting to sell such loans. The Bank's ARM Loans vary from secondary market criteria in that, among other things, the Bank does not require escrow accounts for taxes and insurance and does not permit the conversion of those loans to fixed-rate loans in the first three years of their terms.

     The Bank confines its loan origination activities primarily to south central Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

     The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its borrowers. Mortgage loans up to $250,000 and mobile home loans may be approved by the Executive Committee. All mortgage loans for more than $250,000 must be approved in advance by the Board of Directors. Consumer loans up to $5,000 may be approved by the Bank's Senior Installment Loan Officer. Consumer loans for more than $5,000 must be approved by the Executive Committee.

     The Bank generally requires appraisals on all property securing its loans and requires title insurance and a valid lien on its mortgaged real estate. Appraisals for residential real property valued at less than $250,000 are performed by an in-house appraiser. Appraisals for residential properties valued in excess of $250,000 and appraisals for all nonresidential real estate are performed by a state-licensed appraiser. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and requires vandalism coverage on all mobile home loans. It also requires flood insurance to protect the property securing its interest if the property is in a flood plane. The Bank does not require escrow accounts to be established by its borrowers for the payment of insurance premiums or taxes and does not require private mortgage insurance for its loans.

     The Bank's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

     The Bank historically has sold participations in its mortgage loans on a limited number of occasions to ensure compliance with the loans-to-one-borrower restrictions. See "Regulation -- Loans to One Borrower." The Bank also occasionally purchases participations in nonresidential real estate and multi-family loans from other financial institutions. At June 30, 2002, the Bank had sold participations in a non-residential mortgage loan in the amount of $607,000.

     The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.


                                                                           For the Year Ended June 30,
                                                                    -----------------------------------------
                                                                     2002             2001              2000
                                                                     ----             ----              ----
                                                                                 (In thousands)
Gross loans receivable at beginning of period.................      $54,980         $46,281           $39,189
                                                                    -------         -------           -------
Originations:
   Mortgage loans:
     Residential..............................................       11,820          11,822             8,645
     Other....................................................        1,795           3,399             6,152
                                                                    -------         -------           -------
       Total mortgage loans...................................       13,615          15,221            14,797
                                                                    -------         -------           -------
   Mobile home loans..........................................        3,505           1,448               300
   Consumer loans:
     Installment..............................................          872           1,517             1,545
     Share....................................................           37             141                27
                                                                    -------         -------           -------
       Total consumer loans...................................          909           1,658             1,572
                                                                    -------         -------           -------
            Total originations................................       18,029          18,327            16,669
Purchases (sales) of participation loans......................         (615)           (400)           (2,363)
Repayments and other deductions...............................      (18,828)         (9,228)           (7,214)
                                                                    -------         -------           -------
   Gross loans receivable at end of period                          $53,566         $54,980           $46,281
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

     Mortgage-Backed Securities. At June 30, 2002, the Bank had $3.8 million of mortgage-backed securities outstanding, all of which were classified as available for sale and had a market value of $3.9 million. These fixed-rate mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities generally offer yields above those available for investments of comparable credit quality and duration.

     The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed securities at the dates indicated.


                                                                       At June 30,
                                     --------------------------------------------------------------------------
                                               2002                        2001                      2000
                                     ---------------------       --------------------      --------------------
                                     Amortized       Fair        Amortized      Fair       Amortized      Fair
                                        Cost         Value         Cost         Value        Cost         Value
                                     ---------       -----       ---------      -----      ---------      -----
                                                                   (In thousands)
Total mortgage-backed
  securities                           $3,841       $3,913         $5,663      $5,582        $7,573      $7,247


     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2002.



                                                      Amount at June 30, 2002, which matures in
                                     ------------------------------------------------------------------------------
                                        Less than 1 year         Two through five years        Over five years
                                     -----------------------     -----------------------    -----------------------
                                                    Weighted                    Weighted                   Weighted
                                     Amortized       Average     Amortized       Average     Amortized      Average
                                        Cost          Yield         Cost          Yield         Cost         Yield
                                     ---------      --------     ---------      --------     ---------     --------
                                                                     (In thousands)
Mortgage-backed securities
   available for sale                   ---           ---          ---            ---           $3,841        6.9%


     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended June 30, 2002, 2001 and 2000.



                                                                            For the Year Ended June 30,
                                                                    -----------------------------------------
                                                                     2002             2001              2000
                                                                     ----             ----              ----
                                                                                 (In thousands)
Beginning balance.............................................      $5,582           $7,247            $7,570
Purchases.....................................................         ---              ---               825
Sales    .....................................................         ---             (826)              ---
Monthly repayments............................................      (1,780)          (1,073)           (1,011)
Premium and discount amortization, net........................         (43)             (25)              (12)
Investment securities gains...................................         ---               14               ---
Unrealized gain (loss) on securities available for sale.......         154              245              (125)
                                                                    ------           ------            ------
Ending balance                                                      $3,913           $5,582            $7,247
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

     Delinquency notices are sent three times per month with respect to all mortgage loans for which payments have not been received. Contact by phone or in person is made, if feasible, with respect to all such loans. In order to minimize the adverse financial impact of non-performing loans on the Bank's operating results, more aggressive collection procedures were implemented in January 2002. These procedures shorten the time frame under which foreclosure may be initiated and is intended to minimize the time period in which Bank assets fail to generate income. The new procedures also try to recognize that it is in the best interest of the customer as well as the Bank to concentrate collection efforts early in the process, before the past due balance exceeds all ability of the borrower to bring the account current.

     When mortgage loans are 30 to 40 days in default and the customer has failed to arrange an acceptable repayment schedule, in addition to attempts to contact by telephone, a letter is sent insisting that the account is paid current within seven days to avoid legal action and an adverse impact on the borrower's credit rating. When mortgage loans are 40 to 60 days in default and acceptable alterative arrangements have not been made, telephone contact efforts continue and a 30-day "cure letter" is sent. The cure letter serves as legal notice of a mortgage obligation default and demands that the borrower cure the account within 30 days or action will be filed with the Court for foreclosure of the property. When a mortgage loan is 60 days or greater in default and acceptable alternative arrangements have not been made, relevant account information is forwarded to legal counsel to initiate foreclosure action.

     The Bank provides free in-house credit counseling to all borrowers. Efforts are always made to work with financially struggling borrowers with the means and desire to meet their loan obligation. However, management is authorized to commence foreclosure proceeding for any loan upon determining that such action is necessary to safeguard the Bank's assets. All loans for which foreclosure proceedings have been commenced are placed on non-accrual status.

     Non-performing assets. At June 30, 2002, $639,000, or 0.76% of the Company's total assets, were non-performing loans (loans delinquent more than 90 days and non-accruing loans) compared to $1.1 million, or 1.55%, of total assets at June 30, 2001. At June 30, 2002, residential loans and consumer mobile home loans accounted for 90.3% and 9.7%, respectively, of non-performing loans. There were no non-accruing investments at June 30, 2002. As of June 30, 2002 and 2001, the Bank held $278,000 and $37,000, respectively, of Real Estate Owned ("REO") properties. Other repossessed property included four mobile homes and two modular homes with a fair market value estimated at $149,000 at June 30, 2002. No repossessed property other than REO was held at June 30, 2001.

     The table below sets forth the amounts and categories of the Bank's non-performing assets.



                                                                                    At June 30,
                                                                 -----------------------------------------------
                                                                     2002             2001              2000
                                                                 ------------     ------------      ------------
                                                                                 (In thousands)
Accruing loans delinquent 90 days.............................      $  ---           $  277            $  ---
Non-accruing loans (1)........................................         639              789               395
Real estate owned.............................................         427               37                35
                                                                    ------           ------            ------
    Total non-performing assets...............................       1,066            1,103               430
Non-performing loans to total loans...........................        1.20%            1.95%             0.86%
Non-performing assets to total assets.........................        1.60%            1.60%             0.72%

------------------------
(1) The Bank generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At June 30, 2002, $577,000 of non-accruing loans were residential loans and $62,000 were consumer mobile home loans. Additional interest income that would have been recorded had income on non-accruing loans been considered collectible and accounted for in accordance with their original terms was $43,000 for the year ended June 30, 2002. At June 30, 2002, there were no residential loans included in accruing loans delinquent 90 days or more.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                       June 30,
                                     -----------------------------------------------------------------------------
                                               2002                      2001                     2000
                                     -------------------------  ------------------------  ------------------------
                                                       Percent                   Percent                   Percent
                                                      of total                  of total                  of total
                                     Number   Amount    loans   Number  Amount    loans   Number  Amount    loans
                                     ------   -----   --------  ------  ------  --------  ------  ------  --------
                                                                (Dollars in thousands)
Loans delinquent  for (1):
   30-89 days.......................   30    $1,022     1.93%     51   $1,247     2.28%     24      $598    1.31%
   90 days and over.................   13       639     1.20      32    1,066     1.95      13       395    0.86
                                       --    ------     ----      --   ------     ----      --      ----    ----
     Total delinquent loans.........   43    $1,661(2)  3.13%     83   $2,313     4.23%     37      $993    2.17%
                                       ==    ======     ====      ==   ======     ====      ==      ====    ====

---------------------
(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.
(2) Of such amount, $1.3 million consisted of residential real estate loans and $331,000 consisted of nonresidential real estate and consumer loans.

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

     At June 30, 2002, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:


                                                        At June 30, 2002
                                                        ----------------
                                                         (In thousands)
Substandard loans.....................................        $1,774
Doubtful loans........................................            62
Loss loans............................................           ---
Special mention loans.................................         2,025
                                                              ------
     Total classified loans...........................        $3,861
                                                              ======
General loss allowances...............................        $  344
Specific loss allowances..............................           ---
                                                              ------
     Total allowances                                         $  344
                                                              ======


     The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb anticipated future losses from loans at June 30, 2002. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended June 30, 2002.


                                                                       Year Ended June 30,
                                               --------------------------------------------------------------
                                                   2002         2001          2000         1999         1998
                                                   ----         ----          ----         ----         ----
                                                                     (Dollars in thousands)
Balance of allowance at beginning
   of period....................................    $392         $372         $336          $320        $231
                                                    ----         ----         ----          ----        ----
Less charge offs:
Mortgage loans..................................    (105)         (17)         ---           (26)         (6)
Consumer loans..................................    (110)         (23)         (18)           (2)         (7)
Add recoveries:
Consumer loans..................................     ---          ---          ---           ---         ---
                                                    ----         ----         ----          ----        ----
Net (charge-offs) recoveries....................    (215)         (40)         (18)          (28)        (13)
Provisions for losses on loans..................     167           60           54            44         102
                                                    ----         ----         ----          ----        ----
Balance of allowance at end of period...........    $344         $392         $372          $336        $320
                                                    ====         ====         ====          ====        ====
Net charge-offs to total average
   loans receivable for period..................    0.40%        0.08%        0.04%         0.08%       0.04%
Allowance at end of period to
   net loans receivable at end
   of period (1)................................    0.65         0.72         0.81          0.88        0.94
Allowance to total non-performing
   loans at end of period.......................   53.83        36.77        94.18        425.32      114.70
------------------------

(1)  Total loans less net loans in process and deferred loan costs.

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.


                                                                        At June 30,
                                      ------------------------------------------------------------------------
                                             2002                        2001                     2000
                                      -------------------        -------------------        ------------------
                                                  Percent                    Percent                   Percent
                                                 of loans                   of loans                  of loans
                                                  in each                    in each                   in each
                                                 category                   category                  category
                                                 of total                   of total                  of total
                                       Amount      loans          Amount      loans         Amount      loans
                                       ------     -------         ------    --------        ------    --------
                                                               (Dollars in thousands)
Balance at end of period
   applicable to:
Residential......................      $  66       50.27%          $130       49.26%         $113       50.76%
Combo  ..........................         22       14.02             15       13.15            13       14.23
Nonresidential...................        134       19.47            130       25.02           105       25.76
Multi-family.....................          3        0.84              3        0.96             2        2.20
Mobile home loans................         74       11.06             44        5.77            11        2.86
Commercial and industrial
   loans.........................          3        1.17              4        0.88             2        0.57
Consumer loans...................         42        3.17             60        4.96            30        3.62
Unallocated......................        ---         ---              6        ---             96         ---
                                       -----      ------           ----      ------          ----      ------
   Total.........................      $ 344      100.00%          $392      100.00%         $372      100.00%
                                       =====      ======           ====      ======          ====      ======


Investments and FHLB Stock

     The Company's investment portfolio (excluding mortgage-backed securities) consists of a federal agency bond, equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 2002, approximately $2.1 million, or 3.18% of the Company's total assets, consisted of such investments. All of the Company's securities, except for FHLB stock, were classified as available for sale at June 30, 2002.

     The following table sets forth the amortized cost and fair value of the Company's investments at the dates indicated.


                                                                    At June 30,
                                      -----------------------------------------------------------------------
                                            2002                        2001                      2000
                                      ------------------         ------------------        ------------------
                                      Amortized    Fair          Amortized    Fair         Amortized    Fair
                                        Cost       Value           Cost       Value          Cost       Value
                                      ---------    -----         ----------   -----        ---------    -----
                                                                  (In thousands)
Securities available for sale (1):
   Federal agencies..............      $  500      $  505         $  ---      $  ---        $  ---    $  ---
   Marketable equity securities..         521         208            701         565           719       465
                                       ------      ------         ------      ------        ------    ------
     Total securities
       available for sale........       1,021         713            701         565           719       465
FHLB stock (2)...................       1,100       1,100          1,100       1,100           835       835
                                       ------      ------         ------      ------        ------    ------
     Total investments...........      $2,121      $1,813         $1,801      $1,665        $1,554    $1,300
                                       ======      ======         ======      ======        ======    ======
-----------------------

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

     An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 2002, is as follows:



                                                  Minimum         Balance at                          Weighted
                                                  Opening          June 30,           % of             Average
Type of Account                                   Balance            2002           Deposits            Rate
---------------                               ---------------  ---------------- ----------------  ----------------
                                                                (In thousands)
Withdrawable:
   Savings accounts.....................            $   10         $ 4,780           11.53%             1.50%
   Money market accounts................             5,000           1,241            2.99              1.49
   NOW accounts and other
     transaction accounts...............                50           4,881           11.78              0.68
                                                                   -------          ------
     Total withdrawable.................                           $10,902           26.30              1.13
Certificates (original terms):
   3 months.............................               500             154            0.37              1.75
   6 months.............................               500           2,021            4.88              2.03
   12 months............................               500           8,389           20.24              2.91
   18 months............................               500           3,985            9.61              4.38
   24 months............................               500           3,330            8.03              4.26
   30 months............................               500           4,918           11.86              4.21
   36 months............................               500             926            2.23              4.28
   48 months............................               500           1,558            3.76              4.89
   60 months............................               500           4,689           11.31              5.41
IRAs (original terms):
   12 months............................               500             171            0.41              3.13
   36 months............................               500             191            0.46              6.20
   60 months............................               500             222            0.54              5.02
                                                                   -------          ------
     Total certificates and IRAs........                            30,554           73.70              3.96
                                                                   -------          ------
     Total deposits.....................                           $41,456          100.00%             3.21%
                                                                   =======          ======

     The following table sets forth, by various interest rate categories, the composition of the Bank's time deposits at the dates indicated:


                                            At June 30,
                         -----------------------------------------------
                             2002             2001              2000
                         ------------     ------------      ------------
                                         (In thousands)
2.00% and under........     $ 1,628           $   ---          $   ---
2.01 - 4.00%...........      14,108               107              ---
4.01 - 6.00 %..........      13,951            24,665           17,312
6.01 - 8.00%...........         867             7,279           13,775
                            -------           -------          -------
   Total...............     $30,554           $32,051          $31,087
                            =======           =======          =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 2002, and the total amount maturing thereafter. Matured certificates which have not been renewed as of June 30, 2002, have been allocated based upon certain rollover assumptions:



                                                              Amounts At June 30, 2002, Maturing in
                                                 ---------------------------------------------------------------
                                                 One Year             Two             Three         Greater Than
                                                  or Less            Years            Years          Three Years
                                                 --------            -----            -----         ------------
                                                                         (In thousands)
2.00% and under.........................          $  1,628        $     ---         $     ---        $     ---
2.01 - 4.00%............................             8,668            3,460             1,874              106
4.01 - 6.00 %...........................             5,088            2,309             3,704            2,850
6.01-8.00%..............................               494               49               234               90
                                                  --------        ---------         ---------        ---------
         Total    ......................          $ 15,878        $   5,818         $   5,812        $   3,046
                                                  ========        =========         =========        =========


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2002.



                                                              At June 30, 2002
                                                              ----------------
Maturity                                                       (In thousands)
--------
Three months or less.........................................      $  1,843
Greater than three months through six months.................         2,264
Greater than six months through twelve months................         2,123
Over twelve months...........................................         5,937
                                                                  ---------
     Total...................................................       $12,167
                                                                  =========

     The following table sets forth the dollar amount of savings deposits in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.



                                                                        Deposit Activity
                                                --------------------------------------------------------------
                                                                            Increase
                                                                           (Decrease)
                                                Balance at                    from      Balance at
                                                 June 30,       % of        June 30,     June 30,       % of
                                                   2002       Deposits        2001          2001      Deposits
                                                ----------    --------     ---------    ----------    --------
                                                                     (Dollars in thousands)
Withdrawable:
   Savings accounts.............................   $ 4,780     11.53%       $   953       $ 3,827        9.31%
   Money market accounts........................     1,241      2.99            306           935        2.27
   NOW accounts and other transaction
     accounts...................................     4,881     11.78            583         4,298       10.46
                                                   -------    ------        -------       -------      ------
     Total withdrawable.........................    10,902     26.30          1,842         9,060       22.04
Certificates (original terms):
   91 days......................................       154      0.37         (1,633)        1,787        4.34
   6 months.....................................     2,021      4.88           (396)        2,417        5.88
   12 months....................................     8,389     20.24         (2,659)       11,048       26.87
   18 months....................................     3,985      9.61           (611)        4,596       11.18
   24 months....................................     3,330      8.03         (2,881)        6,211       15.11
   30 months....................................     4,918     11.86          3,847         1,071        2.61
   36 months....................................       926      2.23            733           193        0.47
   48 months....................................     1,558      3.76            947           611        1.49
   60 months....................................     4,689     11.31            984         3,705        9.01
IRAs (original terms):
   12 months....................................       171      0.41             15           156        0.38
   36 months....................................       191      0.46              2           189        0.46
   60 months....................................       222      0.54            155            67        0.16
                                                   -------    ------        -------       -------      ------
     Total certificates and IRAs................    30,554     73.70         (1,497)       32,051       77.96
                                                   -------    ------        -------       -------      ------
                  Total deposits................   $41,456    100.00%       $   345       $41,111      100.00%
                                                   =======    ======        =======       =======      ======



     Borrowings. The Bank focuses on generating loans by using the best source of funding from deposits, investments or borrowings. At June 30, 2002, the Bank had $18.5 million in borrowings from the FHLB of Indianapolis, which mature on various dates during the years 2002 through 2007 and have interest rates ranging from 2.76% to 5.97%. The Bank does not anticipate any difficulty in obtaining advances from the FHLB of Indianapolis appropriate to meet its requirements in the future. The Bank had $35.0 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 2002. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by not less than 145% of eligible loans and 105% of eligible securities. Therefore, the Bank's eligible collateral would have supported approximately $25.2 million in advances from the FHLB of Indianapolis as of June 30, 2002. However, the Bank's Board of Directors has by resolution limited the amount of authorized borrowings to $26.0 million at June 30, 2002.

     The following table presents certain information relating to the Bank's FHLB borrowings for the years ended June 30, 2002, 2001 and 2000.


                                                                         At or for the Year Ended June 30,
                                                                    ------------------------------------------
                                                                     2002             2001              2000
                                                                     ----             ----              ----
                                                                                 (In thousands)
FHLB Advances:
   Average balance outstanding.......................               $19,038           $18,008          $14,325
   Maximum amount outstanding at any
     month-end during the period.....................               $22,000           $22,000          $16,700
   Weighted average interest rate during the period..                  5.14%             5.63%            5.85%
   Weighted average interest rate at end of period...                  5.07%             5.38%            5.91%


Service Corporation Subsidiary

     BSF, Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in purchasing and developing large tracts of real estate. After land was acquired, BSF subdivided the real estate into lots, made improvements such as streets, and sold individual lots, usually on contract. Each subdivision has separate restrictive covenants, but most permit mobile or modular homes. As of June 30, 2002, outstanding contracts on BSF subdivision lots were:


Name of Subdivision                  Number of Contracts        Contract Balance
-------------------                  -------------------        ----------------
10 O'Clock Line..................            2                     $  21,157
Greene Woods.....................            2                        27,821
Autumn Hills.....................            8                        76,232
Coon Path........................            2                        26,105
Quarry Woods.....................            5                       130,161
                                            --                     ---------
 Total outstanding contracts                19                     $ 281,476
                                            ==                     =========

     At June 30, 2002, BSF had two unsold lots in Coon Path, with a sale price of $24,500.

     BSF has been developing Hancock Corner as a subdivision to accommodate modular homes. As of June 30, 2002, ten lots had sold for $456,533. Additionally, this development had 17 tracts of ground in inventory with a sale price of $337,000.

     BSF held title to four commercial lots in Cloverdale with a listed price of $200,000. While awaiting sale of this real estate, it is rented for commercial use.

     BSF from time to time keeps a number of its tracts of land for mobile home repossession. BSF purchases repossessed mobile homes from the Bank at book value, which would approximate market value. The mobile homes are then placed on the vacant tracts of land and sold by BSF, thereby protecting the Bank from related losses. Currently, the Bank has no mobile homes on lots waiting for sale.

     During fiscal year 2001, BSF purchased 257 acres known as Quarry Woods located two miles north of Spencer. By June 30, 2002, BSF had sold six lots with a sale price of $168,200. At June 30, 2002, this development had 10 residential lots in inventory with a sale price of $318,100. Quarry Woods had one commercial lot of 75 acres priced at $275,000, and two other commercial lots of five and 18 acres priced at $16,500 and $54,000, respectively, at June 30, 2002.

     During fiscal year 2002, BSF purchased two parcels of land known as Sherfield Farm. The parcels of one and eight acres were priced at $7,500 and $19,950 at June 30, 2002.

     BSF pays the Bank rent of $500 per month for the use of its facilities and management and staff support. The operations of BSF are managed by the Bank's and the Holding Company's Chairman, Frank R. Stewart. All of the Bank's directors serve as directors of BSF, and BSF's executive officers are as follows:

                   Frank R. Stewart                President
                   Robert W. Raper                 Vice President
                   Gary M. Monnett                 Secretary

     At June 30, 2002, the Bank's aggregate investment in BSF was $412,000. As of that date, the Bank had an inter-company loan to BSF in the amount of $475,000. Excluding certain administrative costs not specifically allocated to its operations, BSF net income for the years ended June 30, 2002, 2001 and 2000 was $39,000, $59,000 and $10,000, respectively. The consolidated statements of income of the Bank and its subsidiary included elsewhere herein include the operations of BSF. All significant intercompany balances and transactions have been eliminated in the consolidation.

Income Tax Credits

     The Bank entered into a Partnership Agreement ("Agreement") with Area Ten Development, Inc. (the "General Partner"), a wholly-owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc., to finance construction and development of a low income housing project. The project, Cunot Apartments, L.P., is a 24-unit apartment complex for senior living. The Bank purchased a 99% limited partnership interest for $696,000. Project construction was completed during July 1999. The Bank's investment in the project is eligible for income tax credits over the fifteen-year life of the Agreement.

     As of June 30, 2002, the total capitalized building, land and organizational costs for the project were $1,398,000. The Bank's share of net operating losses from the project during the year was $56,000, reducing its net investment to $558,000 at June 30, 2002. Income tax credits related to this investment reduced the Company's federal income tax expense by $107,000 in fiscal year 2002.

Employees

     As of June 30, 2002, the Company employed 26 persons on a full-time basis and three persons on a part-time basis. None of the Company's employees is represented by a collective bargaining group. Management considers its employee relations to be excellent.

     The Company's employee benefits for full-time employees include, among other things, a Pentegra (formerly known as Financial Institutions Retirement
Fund) defined benefit pension plan ("Pension Plan"), a Pentegra thrift plan, and major medical, dental, and short-term and long-term disability insurance. As part of the conversion to stock form, the Company established the Employee Stock Ownership Plan and Trust ("ESOP") and the Management Recognition and Retention Plan and Trust ("RRP"). In October, 1997, the shareholders approved a stock option plan (the "Stock Option Plan"). The ESOP, the RRP and the Stock Option Plan are employee benefit plans designed to provide directors and employees of the Bank and the Holding Company with ownership interest in the Company.

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

     Under current federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis. See "Regulation -- Acquisitions or Dispositions and Branching."

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

                                   REGULATION

General

     The Bank is a federally-chartered savings bank and is a member of the Federal Home Loan Bank System ("FHLB System"). Its deposits are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it engages in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

     A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size and condition and the complexity of its operations. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 2002, was $19,497.

     The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of its own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

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

     The HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than five percent of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

     The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") in November 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-- Qualified Thrift Lender." At June 30, 2002, the Bank's asset composition exceeded that required to qualify the Bank as a Qualified Thrift Lender.

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

     Prior to the enactment of the GLB Act, a federal savings association was required to become a member of the FHLB for the district in which the thrift is located. The GLB Act abolished this requirement, effective six months following the enactment of the statute. At that time, membership with the FHLB became voluntary. Any savings association that chooses to become (or remain) a member of the FHLB following the expiration of this six-month period must qualify for membership under the criteria that existed prior to the enactment of the GLB Act. The Bank has elected, and currently intends to remain a member of the FHLB of Indianapolis. See "Forward Looking Statements."

     As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount based either upon a percentage of the Bank's total assets or upon a percentage of its outstanding advances from the FHLB, as determined by the FHLB. At June 30, 2002, the Bank's investment in stock of the FHLB of Indianapolis was $1.1 million, which was in compliance with the minimum investment standard established by the FHLB of Indianapolis. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

     All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 2002, dividends paid by FHLB to the Bank totaled $72,000, for an annual rate of 6.5%.

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

     In 1996, legislation was enacted which included provisions designed to recapitalize the SAIF and largely eliminate the significant premium disparity between the BIF and the SAIF. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to .06% of total assessable deposits. Although this legislation narrowed the premium disparity between BIF and SAIF institutions, BIF institutions continued to pay lower assessments than comparable SAIF institutions because BIF institutions paid only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980s ("FICO"). Legislation enacted in 1999 eliminated this remaining disparity and, effective January 1, 2000, FICO obligations have been shared equally by BIF members and SAIF members.

     Although Congress has considered merging the SAIF and the BIF, until such a merger occurs, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusive agency activities for its customers or mortgage banking subsidiaries). At June 30, 2002, the Bank was in compliance with all capital requirements imposed by law.

     The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, the Bank nevertheless measures its interest rate risk in conformity with the OTS regulation. As of June 30, 2002, the Bank's interest rate risk was considered "minimal" within the parameters set forth in the regulation. (See "MD&A --- Quantitative and Qualitative Analysis").

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

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 2002, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Capital Distributions Regulation

     OTS regulations restrict the amount of "capital distributions" that may be made by savings associations. These regulations define a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

     The regulation permits certain savings associations to make capital distributions under certain circumstances without first filing either a notice or an application with the OTS. The regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or if the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). On February 28, 2001, the Bank received OTS approval to pay cash dividends of $2,012,575 to its parent holding company during calendar year 2001. Of this amount, $1,862,575 was used by the Company to repurchase and retire 338,650 shares of its common stock. The remaining portion of the cash dividend was allocated for payment of corporate and administrative expenses. Due to these capital distributions, the Bank's retained net income standard at June 30, 2002 was zero. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

     The OTS capital distribution regulation requires a savings association that is not otherwise required to file an application to file a notice of a proposed capital distribution if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires that, at a minimum, the Bank must file a notice with the OTS thirty days before making any capital distributions to the Holding Company.

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

Limitations on Rates Paid for Deposits

     Regulations promulgated by the FDIC pursuant to FedICIA limit on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. The Bank does not believe that these regulations will have a materially adverse effect on its current operations.

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

Qualified Thrift Lender

     Savings associations must meet a QTL test by maintaining an appropriate level of qualified thrift investments ("QTIs"), which primarily consist of residential mortgages and related investments, including certain mortgage-related securities. The required percentage of QTIs is 65% of portfolio assets, which includes all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets. Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.

     A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of a SAIF fund member and shall be paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

     A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

     At June 30, 2002, the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Code or the asset composition test of Section 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state- chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

Community Reinvestment Act Matters

     Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating --- outstanding, satisfactory, unsatisfactory and needs improvement --- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS examiners have determined that the Bank has a satisfactory record of meeting community credit needs.

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

Item 2.    Description of Properties.

     The Company conducts business from its main office at 279 East Morgan Street, Spencer, Indiana 47460, and its branch office at 102 South Main Street, Cloverdale, Indiana 46120. The Company owns both of its offices.

     The following table provides certain information with respect to the Company's offices as of June 30, 2002:



                                                                                 Net Book Value
                                                                                  of Property,
                                  Owned or         Year              Total         Furniture &       Approximate
Description and Address            Leased         Opened           Deposits         Fixtures       Square Footage
-----------------------           --------        ------           --------      --------------    --------------
                                                                     (Dollars in thousands)
279 East Morgan Street             Owned           1987             $37,005           $999             11,300
Spencer, IN  47460
(including annex)

102 South Main Street              Owned           1998            $  4,451           $833               6,000
Cloverdale, IN  46120



     The Cloverdale, Indiana branch office opened for business on October 1, 1998.

     As of June 30, 2002, the Bank also owned a parcel of real estate located across the street from its Spencer office that is used for employee parking.

     The Company owns computer and data processing equipment that is used for transaction processing, loan origination, and accounting.

     The Bank has also contracted for the data processing and reporting services of Aurum Technology Inc., of Plano, Texas. The cost of these data processing services was approximately $11,000 per month for the twelve months ended June 30, 2002.

Item 3. Legal Proceedings.

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 2002.

Item 4.5. Executive Officers.

     Presented below is certain information regarding the executive officers of the Holding Company:

      Name                     Position
      -------------------      ----------------------------------
      Kurt D. Rosenberger      President, Chief Executive Officer and Treasurer
      Gary M. Monnett          Executive Vice President, Chief Financial Officer
                                        and Secretary

     Kurt D. Rosenberger (age 43) became President and Chief Executive Officer of the Holding Company and of the Bank on July 1, 2002. Previously he served as Vice President and Chief Financial Officer of the Holding Company since 1996, and as Vice President of the Bank since 1994. Prior to joining the Bank, he served as Senior Financial Analyst for the Office of Thrift Supervision in Indianapolis, Indiana, from 1990 to 1994.

     Gary M. Monnett (age 42) became Executive Vice President, Chief Financial Officer and Secretary of the Holding Company and the Bank in July 2002, having served as a director of both institutions since 1998, and the Comptroller of the Bank since 2000. Prior to establishing employment with the Bank, he served as a self-employed certified public accountant based in Cloverdale, Indiana, from 1989 to 2000.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

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




Quarter Ended               High Bid          Low Bid        Dividends Declared
-------------               --------          -------        ------------------

September 30, 1999           $4.000           $3.438              $0.015
December 31, 1999             3.563            3.063               0.015
March 31, 2000                3.375            2.531               0.015
June 30, 2000                 3.125            2.594               0.015

September 30, 2000            3.625            2.500               0.020
December 31, 2000             5.375            3.375               0.020
March 31, 2001                7.000            3.250               0.020
June 30, 2001                 4.550            3.450               0.030

September 30, 2001            4.570            3.890               0.030
December 31, 2001             4.390            3.500               0.030
March 31, 2002                4.000            3.800               0.030
June 30, 2002                 5.150            3.550               0.030

Holders

     As of August 20, 2002, there were approximately 250 registered holders of the Holding Company's Common Stock. Management estimates at least 182 additional stockholders held shares in broker accounts on August 20, 2002.

Stockholder Matters

     The book value of the Holding Company's Common Stock was $4.71 at June 30, 2002. On this same date, the price of the Holding Company's Common Stock was $3.890 per share, representing a 82.6% price-to-book value ratio. For the year ended June 30, 2002, quarterly dividends totaling $0.12 per share were paid to shareholders.

     Effective January 10, 2001, the Company effected a 2-for-1 stock split of its Common Stock.

     The Company repurchased and retired 3,000 shares of its Common Stock at an average cost of $3.91 per share during fiscal year 2002. As of June 30, 2002, the Company had repurchased a total of 667,654 shares, or 33.0% of the total number of Common Stock shares originally offered to the public. Further, on May 25, 2000, the Company announced its third consecutive repurchase initiative to repurchase up to 5% of the Corporation's outstanding shares on the date of the announcement, adjusted for the stock split. Pursuant to this initiative, the Company may initiate additional purchases, from time to time, on the open market up to 83,000 shares. At June 30, 2002, there were 1,356,050 shares of Common Stock outstanding.

Dividends

     The table above sets forth the dividends paid per share of the Holding Company's Common Stock for the quarters indicated.

     Since  the  Holding   Company  has  no  independent   operations  or  other
subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and the ability of the Bank to pay dividends to the Holding Company. The Bank's ability to pay dividends is subject to certain regulatory restrictions. See "Regulations --- Capital Distributions Regulation."

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

Equity Compensation Plan Information

     The following table provides the information about the Holding Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of June 30, 2002.

                                                                                      Number of securities
                                                                                     remaining available for
                                                                                      future issuance under
                          Number of securities             Weighted-average            equity compensation
                        to be issued upon exercise        exercise price of               plans as of
                         of outstanding options,            outstanding                   June 30, 2002
                        warrants and rights as of         options, warrants           (excluding securities
                              June 30, 2002                  and rights              reflected in column (a))
Plan category                      (a)                          (b)                           (c)
-------------           -------------------------         -----------------          ------------------------
Equity compensation
   plans approved by
   security holders           115,800 (1)                     $4.24 (1)                     86,568 (1)
                                9,200 (2)                     $0.00 (2)                      9,628 (2)

Equity compensation plans
   not approved by
   security holders               ---                           ---                            ---

Total                         125,000                         $4.24 (3)                      96,196
------------------

(1) Home Financial Bancorp Stock Option Plan.
(2) Home Financial Bancorp Recognition and Retention Plan and Trust ("RRP"). Column (a) includes 9,200 shares granted to management but not yet vested. In addition, 62,120 shares granted to management have fully vested, and shares have been issued to management in connection therewith.
(3) The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.


Item 5.5. Selected Financial Data.

     The following selected consolidated financial data of the Company is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Annual Report.

                                                                 At  June 30
                                         ----------------------------------------------------------
                                          2002        2001          2000          1999         1998
                                          ----        ----          ----          ----         ----
                                                              (Dollars in thousands)
Summary of Financial Condition:
Total assets                            $66,746     $68,792       $59,451       $53,136      $42,560
Loans receivable, net                    52,707      54,244        45,341        38,238       33,959
Cash and cash equivalents                 3,601       3,214         1,716         2,475        3,802
Securities available for sale             4,626       6,147         7,712         8,288        1,918
Deposits                                 41,456      41,111        38,542        32,657       26,649
Federal Home Loan Bank advances
         and other borrowings            18,505      21,300        13,500        13,200        8,200
Stockholders' equity                      6,381       5,946         7,182         7,123        7,506


                                                              Year Ended  June 30
                                         -----------------------------------------------------------
                                          2002        2001          2000          1999         1998
                                          ----        ----          ----          ----         ----
                                                            (Dollars in thousands)

Summary of Operating Results:
Interest and dividend income             $5,662      $5,764        $4,773        $3,883       $3,690
Interest expense                          2,697       3,210         2,577         2,032        1,812
                                         ------      ------        ------        ------       ------
   Net interest income                    2,965       2,554         2,196         1,851        1,878
Provision for loan losses                   167          60            54            44          102
                                         ------      ------        ------        ------       ------
   Net interest income after provision
       for loan losses                    2,798       2,494         2,142         1,807        1,776
                                         ------      ------        ------        ------       ------
Other income:
   Service charges on deposit accounts      219         177           151            84           55
   Gain on sale of real estate acquired
        for development                      78          98            25             6            7
   Net realized gain (loss) on sales of
        available for sale securities       (46)        107           (18)            3          141
   Loss on low-income housing investment    (56)        (48)          (34)          ---          ---
   Other                                     39          32            30            32           64
                                         ------      ------        ------        ------       ------
      Total other income                    234         366           154           125          267
Other expenses:
   Salaries and employee benefits         1,216       1,116           924           819          723
   Net occupancy expense                    171         177           145           110           85
   Equipment expense                         97         109           139           115           58
   Deposit insurance expense                  7           8            13            17           16
   Computer processing expense              247         225           185           152          120
   Printing and office supplies              50          56            43            65           41
   Advertising                               46          56            46            60           47
   Legal and professional fees              189         185           137           105          123
   Directors and committee fees              61          58            57            56           43
   Other                                    300         271           204           190          188
                                         ------      ------        ------        ------       ------
      Total other expenses                2,384       2,261         1,893         1,689        1,444
                                         ------      ------        ------        ------       ------
Income before income tax                    648         599           403           243          599
Income tax expense                          148         137            54            99          206
                                         ------      ------        ------        ------       ------
   Net income                            $  500      $  462        $  349        $  144       $  393
                                         ======      ======        ======        ======       ======




                                                              Year Ended June 30
                                         ----------------------------------------------------------
                                          2002        2001          2000          1999         1998
                                          ----        ----          ----          ----         ----
                                                              (Dollars in thousands)
Supplemental Data (1):
Basic earnings per share                 $  .39     $   .31        $  .22       $   .09      $   .24
Diluted earnings per share                  .39         .31           .22           .09          .24
Book value per common share
   at end of year                          4.71        4.38          4.19          4.02         4.04
Dividends per share                         .12         .09           .06           .06          .05
Dividend payout ratio                     30.77%      29.03%        27.27%        66.67%       21.28%
Return on assets (2)                       0.74        0.71          0.61          0.30          .93
Return on equity (3)                       8.12        6.69          4.92          1.99         5.34
Interest rate spread (4)                   4.43        3.72          3.62          3.61         3.87
Net yield on interest-earning assets (5)   4.67        4.10          4.06          4.17         4.65
Other expenses to average assets           3.50        3.48          3.30          3.52         3.42
Net interest income to other expenses      1.24x       1.13x         1.16x         1.10x        1.30x
Equity-to-assets (6)                       9.56        8.64%        12.08%        13.41%       17.66%
Average equity to average total assets     9.05       10.63         12.37         15.08        17.42
Average interest-earning assets to average
   interest-bearing liabilities            1.06x       1.07x         1.09x         1.13x        1.17x
Non-performing assets to total assets      1.60%       1.60%          .72%          .16%        1.17%
Non-performing loans to total loans        1.20        1.95           .86           .20          .81
Loan loss allowance to total loans, net     0.65        .72           .81           .88          .94
Loan loss allowance to non-performing
   loans                                  53.83       36.77         94.18        425.32       114.70
Net charge-offs to average loans           0.40         .08           .04           .08          .04

---------------------------
(1) All per share amounts have been restated to reflect a 2-for-1 stock split effective January 6, 1998, and a 2-for-1 stock split effective January 10, 2001.
(2)  Net income divided by average total assets.
(3)  Net income divided by average total equity.
(4) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated.
(5)  Net interest income divided by average interest-earning assets.
(6)  Total equity divided by total assets.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

     The Holding Company was formed as an Indiana corporation on February 21, 1996, for the purpose of issuing its common stock, without par value (the "Common Stock") and, as a unitary Bank holding company, owning all of the outstanding common stock of the Bank to be issued in the Conversion. As a newly formed corporation, the Holding Company has no operating history prior to July 1, 1996.

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

     The Company is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities and the level of personal income and savings within the Bank's market. In addition, deposit growth is affected by how customers perceive the stability of the financial services industry amid various current events such as regulatory changes, failures of other financial institutions and financing of the deposit insurance fund. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities of the Company include deposits, payments on loans, borrowings and income provided from operations.


                                                                    Average Balance Sheet/Yield Analysis

                                                                              Year Ended June 30,
                                      ----------------------------------------------------------------------------------------------
                                               2002                                 2001                              2000
                                      -----------------------------      ----------------------------    ---------------------------
                                      Average                Yield/      Average               Yield/    Average              Yield/
                                      Balance    Interest     Cost       Balance    Interest    Cost     Balance    Interest   Cost
                                      -------    --------    ------      -------    --------   ------    -------    --------  ------
                                                                        (Dollars in thousands)
Assets:
Interest-earning assets:
   Interest-earning deposits          $ 3,528     $   77      2.17%      $ 2,206    $  109      4.94%    $ 2,580     $  157    6.09%
   Investment securities (1)            5,360        272      5.07         7,353       447      6.08       8,435        530    6.28
   Loans receivable (2)                53,487      5,241      9.80        51,772     5,132      9.91      42,243      4,023    9.52
   Stock in FHLB of Indianapolis        1,100         72      6.57           949        76      8.01         787         63    8.01
                                      -------     ------                 -------    ------               -------     ------
     Total interest-earning assets     63,475     $5,662      8.92        62,280    $5,764      9.25      54,045     $4,773    8.83
                                                  ------                            ------                           ------
Non-interest earning assets, net of
   allowance for loan losses and
   including unrealized gain
   (loss) on securities
   available for sale                   4,543                              2,710                           3,289
                                      -------                            -------                         -------
     Total assets                     $68,018                            $64,990                         $57,334
                                      =======                            =======                         =======
Liabilities and stockholders'
   equity:
Interest-bearing liabilities:
   Savings accounts                   $ 4,322         83      1.93%      $ 3,893       103      2.65%    $ 3,837        101    2.63%
   NOW and money market accounts        4,977         87      1.75         3,818        99      2.59       3,596         85    2.36
   Certificates of deposit             31,562      1,520      4.82        30,959     1,848      5.97      27,502      1,533    5.57
   FHLB advances and other
      borrowings                       19,251      1,007      5.23        19,351     1,160      5.99      14,565        858    5.89
                                      -------     ------                 -------    ------               -------     ------
     Total interest-bearing
        liabilities                    60,112      2,697      4.49        58,021     3,210      5.53      49,500      2,577    5.21
                                                  ------                            ------                           ------

Other liabilities                       1,749                                 61                             743
                                      -------                            -------                         -------
     Total liabilities                 61,861                             58,082                          50,243
                                      -------                            -------                         -------
Stockholders' equity                    6,306                              7,080                           7,423
Net unrealized gain/(loss) on
   securities available for sale         (149)                              (172)                           (332)
                                      -------                            -------                         -------
     Total stockholders' equity         6,157                              6,908                           7,091
                                      -------                            -------                         -------
     Total liabilities and
        stockholders' equity          $68,018                            $64,990                         $57,334
                                      =======                            =======                         =======
Net interest-earning assets           $ 3,363                            $ 4,259                         $ 4,545
                                      =======                            =======                         =======
Net interest income                              $ 2,965                            $2,554                           $2,196
                                                 =======                            ======                           ======
Interest rate spread                                           4.43                             3.72                           3.62
Net yield on weighted average
   interest-earning assets                                     4.67                             4.10                           4.06
Average interest-earning
   assets to average
   interest-bearing liabilities            105.59%                        107.34%                         109.18%
---------------------------
(1)  Yields for mortgage-backed  securities and other investments  available for sale are computed based upon amortized cost.
(2)  Non-accruing loans have been included in average balances.

                                                 Interest Rate Spread Analysis

                                                                        Year Ended June 30,
                                             At June 30,        ------------------------------------
                                                2002            2002            2001            2000
                                             -----------        ----            ----            ----

Weighted average interest rate earned on:
  Interest-earning deposits                     1.73%           2.17%           4.94%           6.09%
  Investment securities                         6.25            5.07            6.08            6.28
  Loans receivable                              9.41            9.80            9.91            9.52
  Stock in FHLB of Indianapolis                 6.25            6.57            8.01            8.01
    Total interest-earning assets               8.71            8.92            9.25            8.83

Weighted average interest rate cost of:
  Savings accounts                              1.50            1.93            2.65            2.63
  NOW and money market accounts                 1.13            1.75            2.59            2.36
  Certificates of deposit                       3.96            4.82            5.97            5.57
  FHLB advances and other borrowings            5.07            5.23            5.99            5.92
     Total interest-bearing liabilities         3.95            4.49            5.53            5.21

Interest rate spread (1)                        4.76            4.43            3.72            3.62
Net yield on weighted average
  interest-earning assets (2)                                   4.67            4.10            4.06
--------------------------------

(1) Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate earned for the period indicated. Interest rate spread figures must be considered in light of the relationship between the amounts of interest-earning assets and interest-bearing liabilities.
(2) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated. No net yield percentage is presented at June 30, 2002, because the computation of net yield is applicable only over a period rather than at a specific date.

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


                              Rate/Volume Analysis

                                             Increase (Decrease) in Net Interest Income
                                             ------------------------------------------
                                             Due to           Due to            Total Net
                                             Volume            Rate              Change
                                             ------           ------            ---------
                                                      (Dollars in thousands)
Year ended June 30, 2002 compared to
  Year ended June 30, 2001
---------------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits...............   $  46            $ (79)            $ (33)
   Investment securities...................    (116)             (59)             (175)
   Loans receivable........................     169              (59)              110
   Stock in FHLB of Indianapolis...........      11              (15)               (4)
                                              -----            -----             -----
     Total.................................     110             (212)             (102)
                                              -----            -----             -----
Interest-bearing liabilities:
   Savings accounts........................      10              (30)              (20)
   NOW and money market accounts...........      25              (37)              (12)
   Certificates of deposit.................      35             (363)             (328)
   FHLB advances and other borrowings......      (6)            (147)             (153)
                                              -----            -----             -----
     Total.................................      64             (577)             (513)
                                              -----            -----             -----
Change in net interest income..............   $  46            $ 365              $411
                                              =====            =====             =====

Year ended June 30, 2001 compared to
  Year ended June 30, 2000
---------------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits...............   $ (21)           $ (27)            $ (48)
   Investment securities...................     (66)             (17)              (83)
   Loans receivable........................     939              170             1,109
   Stock in FHLB of Indianapolis...........      13              ---                13
                                              -----            -----             -----
     Total.................................     865              126               991
                                              -----            -----             -----
Interest-bearing liabilities:
   Savings accounts........................       1                1                 2
   NOW and money market accounts...........       5                9                14
   Certificates of deposit.................     201              114               315
   FHLB advances and other borrowings......     287               15               302
                                              -----            -----             -----
     Total.................................     494              139               633
                                              -----            -----             -----
Change in net interest income..............   $ 371            $ (13)            $ 358
                                              =====            =====             =====

Year ended June 30, 2000 compared to
  Year ended June 30, 1999
----------------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits...............   $ (36)           $  36             $ ---
   Investment securities...................     147               48               195
   Loans receivable........................     734              (57)              677
   Stock in FHLB of Indianapolis...........      18              ---                18
                                              -----            -----             -----
     Total.................................     863               27               890
                                              -----            -----             -----
Interest-bearing liabilities:
   Savings accounts........................       7               (3)                4
   NOW and money market accounts...........     (21)             (17)              (38)
   Certificates of deposit.................     343              (25)              318
   FHLB advances and other borrowings......     255                6               261
                                              -----            -----             -----
     Total.................................     584              (39)              545
                                              -----            -----             -----
Change in net interest income..............   $ 279            $  66             $ 345
                                              =====            =====             =====



Critical Accounting Policies

     Below and in the notes to the consolidated financial statements presented on pages F-7 through F-8 of the Annual Report to Shareholders for the year ended June 30, 2002, is a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets and real estate acquired for development and the accounting for investment securities.

     Allowance for loan losses. The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.

     Foreclosed asset and real estate acquired for development. Foreclosed assets and real estate acquired for development are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

     Investment Securities. Investment securities, such as debt instruments and marketable equity securities, are generally classified as available for sale. The Company has not classified any investments as held-to-maturity. The fair value of these securities is determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and are excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings. Investment securities are particularly sensitive to changes in the economic environment and market conditions.

Changes in Financial Position and Results of Operations - Year Ended June 30, 2002, Compared to Year Ended June 30, 2001:

     General. Record net income totaling $500,000 was earned for the year ended June 30, 2002. This 8.2% increase compares to $462,000 net income for the year ended June 30, 2001. Net income increased mainly due to a decrease in the cost of deposits and borrowings.

     Results for the year reflect the favorable impact of lower interest rates on the Bank's cost of funds and the adverse impact of recent economic malaise both locally and nationally. Similar to the State of Indiana generally, the Bank was forced to deal with an unprecedented volume of personal bankruptcy filings and property repossession. Consequently, expenses related to repossessed loan collateral and loan losses increased significantly during the year. In addition, the stock market decline depleted value of equity securities that had, in prior periods, provided the Company additional comprehensive income. Offsetting much of the prevailing economic adversity, strong net interest income gains led to higher core earnings and a record bottom-line for fiscal year 2002.

     The return on average assets for the year ended June 30, 2002 was .74%, compared to .71% the prior year. The return on average equity was 8.12% for the year ended June 30, 2002, compared to 6.69% for the year ended June 30, 2001. Earnings per share were $.39 for the year ended June 30, 2002 and $.31 for the year ended June 30, 2001.

     Assets. Total assets decreased $2,046,000, or 3.0% to $66,746,000 at June 30, 2002, compared to $68,792,000 at June 30, 2001. Cash and cash equivalents increased $387,000 or 12.0%, to $3,601,000 at June 30, 2002, compared to
$3,214,000 a year earlier. Investment securities available for sale decreased $1,521,000 or 24.7% to $4,626,000 at June 30, 2002, compared to $6,147,000 at
June 30, 2001. Total loans decreased $1,585,000 or 2.9% during fiscal 2002. At June 30, 2002 total loans were $53,051,000 compared to $54,636,000 at prior year-end June 30, 2001.

     The level of loans receivable as of June 30, 2002 decreased from the level one year earlier due to lower origination volume in fiscal 2002 compared to fiscal 2001, primarily because of the lower interest rate environment. Low rate loan competition also led to increased loan pay-off and refinancing activity in fiscal year 2002. During a period of particularly low interest rates, the Bank is at a competitive disadvantage due to our decision to remain a portfolio lender. Consequently, we originate a wide range of credit quality loans, backed by various types of collateral, none of which we intend to sell into the secondary market.

     The Bank has defined its market niche by servicing customers and collateral that often does not qualify for the secondary market. Because the Bank retains all loans (and interest rate risk) on its balance sheet, management is cautious about originating large amounts of lower earning assets that may remain on the balance sheet long after market rates return to higher levels. Therefore, a continued low interest rate environment during fiscal 2003 may hamper the Bank's loan growth into the coming year.

     The year-end level of stock in the FHLB of Indianapolis stood at $1,100,000 for 2002 and 2001. Net premises and equipment decreased $28,000 or 1.5%, to $1,832,000 at June 30, 2002 compared to $1,860,000 at June 30, 2001. Foreclosed real estate and repossessed assets increased $390,000 to $427,000 compared to $37,000 at June 30, 2001. The total at June 30, 2002 consists of six residences with real estate and six mobile or modular homes.

     Average assets increased $3,028,000 or 4.7%, to $68,018,000 for the year ended June 30, 2002, compared to $64,990,000 for the prior year-ended June 30, 2001. Average interest-earning assets increased $1,195,000 or 1.9%, to $63,475,000 for the year ended June 30, 2002 and represented 93.3% of average assets. The bulk of this increase was due to average loans which increased $1,715,000 or 3.3%, to $53,487,000 for the year ended June 30, 2002, compared to
$51,772,000 for the year ended June 30, 2001. Average Federal Home Loan Bank stock did not change for the year ended June 30, 2002. The average balance of investment securities decreased by $1,993,000 or 27.1%, to $5,360,000, and average interest-earning deposit balances increased by $1,322,000 or 59.9%, to $3,528,000 for the year ended June 30, 2002.

     Liabilities and Stockholders' Equity. Deposits increased $345,000 or 0.8%. Total deposits were $41,456,000 at June 30, 2002 and $41,111,000 at June 30, 2001. The change was reflected in several deposit categories. Certificates of deposit decreased $1,497,000 or 4.7% to $30,554,000 at June 30, 2002, compared to $32,051,000 at June 30, 2001. Transaction accounts increased $583,000 or 13.6%, to $4,881,000 at June 30, 2002 compared to $4,298,000 at June 30, 2001.
Passbook  and  statement  savings  deposits   increased  $953,000  or  24.9%  to
$4,780,000  at June  30,  2002  compared  to  $3,827,000  at June 30,  2001.  In addition, money market deposits increased $306,000 or 32.7% to $1,241,000 at June 30, 2002.

     In addition to deposits, FHLB advances are an important source of both short-term and long-term funding for the Bank. The level of FHLB advances decreased $1,500,000 or 7.5% to $18,500,000 at June 30, 2002. Other borrowings, primarily for the purpose of funding purchases of real estate held for development, also decreased during the year. Total borrowings were $18,505,000 at June 30, 2002, compared to $21,300,000 at June 30, 2001.

     Average liabilities increased $3,779,000 or 6.5%, to $61,861,000 for the year ended June 30, 2002, compared to $58,082,000 for the year-ended June 30, 2001. Average interest-bearing liabilities increased $2,091,000 or 3.6%, to $60,112,000 for the year ended June 30, 2002. The increase was primarily due to an increase in average NOW and money market accounts. Average NOW and money management accounts increased $1,159,000 or 30.4% to $4,977,000 for the year ended June 30, 2002 compared to $3,818,000 for the year ended June 30, 2001. Average certificates of deposit increased by $603,000 or 1.9% to $31,562,000 for the year ended June 30, 2002, compared to $30,959,000 for the year ended June 30, 2001. Average FHLB advances and other borrowings decreased by $100,000 or 0.5% to $19,251,000 for the year ended June 30, 2002, compared to $19,351,000 for the prior year ended June 30, 2001.

     Stockholders' equity increased $435,000 or 7.3%, to $6,381,000 at June 30, 2002, compared to $5,946,000 at June 30, 2001. Factors impacting total stockholders' equity during the year were cash dividends, net income, stock repurchases and a net decrease in the market value of investment securities. Net income added $500,000 to equity while cash dividends paid amounted to $143,000 in fiscal year 2002. Dividends paid totaled $122,000 in fiscal year 2001. Amortization of employee stock ownership plans contributed to the increase in stockholders' equity. An $11,000 increase in net unrealized losses on securities available for sale partially offset the overall increase in stockholders' equity.

     The Company's book value per share increased $.33 or 7.5% to $4.71 at June 30, 2002 based on 1,356,050 shares outstanding. A year earlier, book value per share was $4.38 with 1,359,050 shares outstanding.

     Net Interest Income. Net interest income increased $411,000 or 16.1%, to $2,965,000 for the year ended June 30, 2002, compared to $2,554,000 for the year ended June 30, 2001. Impacting net interest income were interest rate changes on rate-sensitive assets and liabilities during the current period and average balance increases or decreases applicable to the rate-sensitive portion of the balance sheet. As a result of these factors, total interest income decreased $102,000 or 1.8% while total interest expense decreased $513,000 or 16.0%, compared to a year earlier.

     Interest income on loans totaled $5,242,000 for the year ended June 30, 2002, compared to $5,132,000 for the year ended June 30, 2001; an increase of $110,000 or 2.1%. The increase can be attributed to a larger average balance of loans receivable outstanding for the current year compared to the same period one year ago.

     Interest and dividend income from investments and interest-earning deposits decreased $207,000 or 37.2% to $349,000 for the year ended June 30, 2002, compared to $556,000 for the year ended June 30, 2001. The decrease can be traced to lower average balances of investment securities and interest-earning deposits held during 2002 and a decrease in the average yield earned, compared to 2001. At June 30, 2002, investment securities included a balance of $521,000 in equity securities, some of which earn dividends. Equity securities totaled $701,000 at June 30, 2001. Dividend income on FHLB stock totaled $72,000 for the year ended June 30, 2002, compared to $76,000 for the year ended June 30, 2001; a decrease of $4,000 or 5.3%. The decrease can be attributed to a reduction in the dividend yield in 2002 compared to the same period a year earlier. The combined weighted average yield on the balance of interest-earning assets outstanding for the year ended June 30, 2002 decreased to 8.92%, compared to 9.25% for the prior year ended June 30, 2001.

     Interest expense on deposits decreased $360,000 or 17.5%, to $1,690,000 for the year ended June 30, 2002, compared to $2,050,000 for the year ended June 30, 2001. The change was the result of a decrease in the weighted average rate paid on all deposit categories compared to the same period a year earlier. The average cost of deposits decreased to 4.14% for the year ended June 30, 2002, compared to 5.30% for the year ended 2001. Interest expense on borrowings decreased by $153,000 or 13.2%, to $1,007,000 for the year ended June 30, 2002, compared to $1,160,000 for the year ended June 30, 2001. The decrease was predominately the result of a decrease in the average cost of FHLB advances. The combined weighted average rate paid on deposits and borrowings was 4.49% for the year ended June 30, 2002, compared to 5.53% for the prior year.

     The Company's interest rate spread increased 71 basis points to 4.43% for the year ended June 30, 2002, compared to 3.72% for the year ended June 30, 2001. The net interest margin increased to 4.67% for the year ended June 30, 2002, compared to 4.10% for the year ended June 30, 2001. The increases in interest rate spread and net interest margin were the result of a decrease in the average cost of deposits and borrowings for the current year compared to the same period in 2001.

     Provisions for Loan Losses. For the year ended June 30, 2002, the Bank provided $167,000 for loan losses. During the prior year, provisions of $60,000 were made. The allowance for loan losses totaled $344,000 or .65% of net loans at June 30, 2002, compared to $392,000 or .72% of net loans at June 30, 2001. The allowance for loan losses at June 30, 2002 was 53.8% of non-performing loans compared to 36.8% as of June 30, 2001. The $427,000 or 40.1% decrease in non-performing loans led to the increased ratio at June 30, 2002 despite a decrease in the allowance for loan losses compared to a year earlier.

     Prevailing economic conditions caused fluctuations in loan delinquency rates as well as the Bank's level of non-performing loans and repossessed assets in fiscal 2002. As collections efforts on problem loans resulted in legal action, the volume of non-performing loans decreased and the volume of repossessed property increased. When the level of problem loans decreased, the amount required in the allowance for loan losses decreased as well. As loans are transferred to repossessed property through legal action, the loan carrying amount in excess of the collateral's fair value must be charged against the allowance for loan losses. Compared to a year earlier, the appropriate loan loss allowance at June 30, 2002 was lower due to a lower level of non-performing and problem loans, as well as a decrease in total loans. See "--- Non-Performing and Problem Assets."

     Management considers the Bank's allowance for loan losses to be adequate partially based on the fact that the majority of its loan portfolio is comprised of residential mortgage loans, which generally possess a lower risk profile than most other types of loans. At June 30, 2002, residential mortgage loans (including Combo Loans) represented 64.30% of gross loans receivable. See "---"Lending Activities". In evaluating the appropriate level of the Bank's allowance for loan losses, management also considers general economic conditions, historical net charge-offs and other factors such as the size, condition and characteristics of the loan portfolio. In this evaluation process, consideration is also given to the volume and composition of loan portfolio growth as well as the level of allowances maintained by peers.

     Non-interest Income. Non-interest income decreased by $132,000 or 36.1% to $234,000 for the year ended June 30, 2002, compared to $366,000 for the prior year ended June 30, 2001. Much of this decrease came from loss on sale of investment securities available for sale, which totaled $46,000 for the twelve months ended June 30, 2002. Investment securities sold during the period a year earlier resulted in a gain of $107,000. Gain on sale of real estate held for investment decreased to $78,000 for the year ended June 30, 2002, compared to $98,000 for the year ended June 30, 2001. Additionally, net operating losses of $56,000 were recognized during the year ended June 30, 2002 on the Bank's investment in Cunot Apartments, L.P., compared to recognized losses of $48,000 during the year ended June 30, 2001. Partially offsetting the overall decrease in non-interest income, service charges on deposit accounts increased $42,000 or 23.7% to $219,000 for the year ended June 30, 2002, compared to $177,000 for the year ended June 30, 2001.

     BSF Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in the purchasing and developing of large tracts of real estate for residential use. Management has utilized the sale of lots to provide home financing opportunities for the Bank and an additional source of income for the Company as a whole.

     The level of income from BSF fluctuates widely since it is primarily dependent on the volume of lots sold, and profits on residential properties. During fiscal year 2000 BSF purchased, developed and began selling lots in a 27-lot subdivision. During fiscal year 2001 BSF purchased over 250 acres that will be developed and sold for commercial and residential use. During fiscal year 2002, gain on the sale of real estate for development totaled $78,000, compared to $98,000 the year ended June 30, 2001.

     Non-interest Expense. Non-interest expense increased by $123,000 or 5.4%, to $2,384,000 for the year ended June 30, 2002, compared to $2,261,000 for the year ended June 30, 2001. This increase is the result of expense increases in several operating categories. Salaries and employee benefits increased $99,000 or 8.9% due to higher group insurance premiums, and wage increases during the year. Legal and professional fees increased $4,000 or 2.1% to $189,000 for the year ended June 30, 2002, compared to $185,000 for the year ended June 30, 2001. Computer processing fees increased $22,000 or 9.7% to $247,000 for the year ended June 30, 2002, compared to $225,000 for the year ended June 30, 2001. The overall increase in non-interest expense was partially offset by a $12,000 or 11.0% decrease in equipment expense to $97,000 for the year ended June 30, 2002, compared to $109,000 for the prior year ended June 30, 2001.

     Income Tax Expense. Income tax expense increased $11,000 to $148,000 for the year ended June 30, 2002, compared to $137,000 for the year ended June 30, 2001. The increase was due to an increase in income before taxes of $49,000 or 8.2% to $648,000 for the year ended June 30, 2002, compared to $599,000 for the prior year ended June 30, 2001. Income tax credits related to the Bank's investment in low-income housing reduced income tax expense by approximately $107,000 in both fiscal years 2002 and 2001. The effective combined federal and state income tax rate was 22.8% for the years ended June 30, 2002 and 2001.

Changes in Financial Position and Results of Operations - Year Ended June 30, 2001, Compared to Year Ended June 30, 2000:

     General. The Holding Company earned record net income totaling $462,000 for the year ended June 30, 2001, representing a $113,000 or 32.4% increase compared to $349,000 for the year ended June 30, 2000. The increase in net income was primarily a product of increases in loan interest income and non-interest income.

     Each entity of the Holding Company contributed significantly to the record year. Non-interest income was higher partially due to gains on the sale of equity investments held by the Holding Company. Interest income increased because of the Bank's loan growth and a higher average yield on loans. And the Bank's subsidiary, BSF Inc., generated additional non-interest income from the sale of developed real estate.

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

     Provisions for Loan Losses. For the year ended June 30, 2001, the Bank provided $60,000 for loan losses. During the prior year, provisions of $54,000 were made. The allowance for loan losses totaled $392,000 or .72% of net loans at June 30, 2001, compared to $372,000 or .81% of net loans at June 30, 2000; an increase of $20,000 or 5.4%. Management considers the Bank's allowance for loan losses to be adequate based on general economic conditions, historical net charge-offs and other factors such as the size, condition and characteristics of the loan portfolio. In assessing loan loss allowance adequacy, consideration is also given to the volume and composition of loan portfolio growth.

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

Current Accounting Issues

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity should recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flow to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective April 1, 2002, without material effect on our financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other to Exit an Activity. SFAS No. 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. SFAS No. 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6 is met. SFAS No. 146 differs from EITF Issue No. 94-3 in that a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Item 7. Financial Statements.

     The Holding Company's Consolidated Financial Statements and Notes as listed under Item 13, appear in a separate section of this Annual Report on Form 10-KSB beginning on page F-1.

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

     It is estimated that at June 30, 2002, MV would decrease 22.7% in the event of a 200 basis point increase in market interest rates, compared to 22.7% for the same increase at June 30, 2001, and 51.5% in the event of a 400 basis point increase, compared to 56.0% for the same increase at June 30, 2001. The Bank's MV at June 30, 2002, would increase 12.7% in the event of a 200 basis point decrease in market rates, compared to a 10.7% decrease at June 30, 2001. The Bank's MV at June 30, 2002, would increase 23.5% in the event of a 400 basis point decrease in market rates. A year earlier, a 400 basis point decrease in market rates would have decreased MV 14.3%.

     Differences in MV performance resulting from changes in market rates reflect increases and decreases in cash flow for each asset and liability category. Changes in asset and liability mix, pricing assumptions, loan prepayment rates, transaction account decay rates, and other influences account for modified cash flows from one period to another.

     Presented below, as of June 30, 2002 and 2001, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market interest rates.

                                 June 30, 2002
                        Market Value Summary Performance
                                                          MV as % of
                                                      Present Value (PV)
                        Market Value                    of Assets
  Change     ------------------------------      ------------------------
  In Rates   $ Amount   $ Change   % Change      MV Ratio         Change
  --------   --------   --------   --------      --------         ------
                   (Dollars in thousands)

  +400 bp*   $3,406     $(3,613)    (51.47)%       5.61%         (481) bp
  +200 bp     5,427      (1,592)    (22.68)        8.45          (197) bp
     0 bp     7,020           0       0.00        10.42           ---
  -200 bp     7,913         893      12.73        11.32            90  bp
  -400 bp     8,672       1,652      23.53        12.04           162  bp

             Interest Rate Risk Measures:   200 Basis Point Rate Shock

         Pre-Shock MV Ratio: MV as % of PV of Assets          10.42%
         Exposure Measure: Post-Shock MV Ratio                 8.45%
         Sensitivity Measure: Change in MV Ratio              197 bp



                                 June 30, 2001
                        Market Value Summary Performance
                                                          MV as % of
                                                      Present Value (PV)
                        Market Value                    of Assets
  Change     ------------------------------      ------------------------
  In Rates   $ Amount   $ Change   % Change      MV Ratio         Change
  --------   --------   --------   --------      --------         ------
                   (Dollars in thousands)

  +400 bp*   $2,608     $(3,314)    (55.96)%       4.18%         (447) bp
  +200 bp     4,581      (1,342)    (22.65)        6.97          (168) bp
     0 bp     5,922           0       0.00         8.65           ---  bp
  -200 bp     5,291        (631)    (10.66)        7.63          (102) bp
  -400 bp     5,075        (847)    (14.30)        7.20          (145) bp


               Interest Rate Risk Measures:   200 Basis Point Rate Shock

         Pre-Shock MV Ratio: MV as % of PV of Assets          8.65%
         Exposure Measure: Post-Shock MV Ratio                6.97%
         Sensitivity Measure: Change in MV Ratio             168 bp
------------------------------------
* Basis points.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no such changes or disagreements during the applicable period.


                                    PART III

Item 9. Directors and Executive Officers.

     The information required by this item with respect to directors is incorporated by reference to pages 3 through 5 of the Holding Company's Proxy Statement for its 2002 Shareholder Annual Meeting (the "2002 Proxy Statement"). Information concerning the Holding Company's executive officers is included in
Item  4.5 in Part I of  this  report.  Information  concerning  compliance  with
Section 16(a) of the Exchange Act is incorporated by reference to page 9 of the 2002 Proxy Statement.

Item 10. Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 6 through 7 of the 2002 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 2 through 4 of the 2002 Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 7 of the 2002 Proxy Statement.


                                     PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements:

     The Holding Company's financial statements appear in a separate section of this Annual Report on Form 10-KSB beginning on the pages referenced below:

          Financial Statements                                          Page No.

          Independent Auditor's Report                                    F-2

          Consolidated Balance Sheets at June 30, 2002, and 2001          F-3

          Consolidated Statement of Income for the Years Ended
              June 30, 2002, 2001 and 2000                                F-4

          Consolidated Statement of Stockholders' Equity
              for the Years Ended June 30, 2002, 2001 and 2000            F-5

          Consolidated Statement of Cash Flows for the Years Ended
              June 30, 2002, 2001 and 2000                                F-6

          Notes to Consolidated Financial Statements                      F-7

     (b)  Reports on Form 8-K.

          The Holding Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

     (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

     (d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the small business issuer has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                          HOME FINANCIAL BANCORP



Date:  September 9, 2002               By:   /s/ Kurt D. Rosenberger
                                             -----------------------------------
                                             Kurt D. Rosenberger, President and
                                                Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities indicated on this 9th day of September, 2002.



/s/ Kurt D. Rosenberger
--------------------------------------
Kurt D. Rosenberger
President, Chief Executive Officer and
Director (Principal Executive Officer)



/s/ Gary M. Monnett
--------------------------------------
Gary M. Monnett
Executive Vice President, Chief Financial
Officer and Director (Principal Financial Officer)



/s/ John T. Gillaspy
--------------------------------------
John T. Gillaspy, Director



/s/ Stephen Parrish
--------------------------------------
Stephen Parrish, Director


/s/ Robert W. Raper
--------------------------------------
Robert W. Raper, Vice Chairman


/s/ Frank R. Stewart
--------------------------------------
Frank R. Stewart, Chairman


/s/ Tad Wilson
--------------------------------------
Tad Wilson, Director

                                 CERTIFICATION

I, Kurt D. Rosenberger, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Home Financial Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 9, 2002            /s/ Kurt D. Rosenberger
       ------------------------     --------------------------------------------
                                    Kurt D. Rosenberger, Chief Executive Officer


                                 CERTIFICATION

I, Gary M. Monnett, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Home Financial Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 9, 2002            /s/ Gary M. Monnett
       -----------------------      --------------------------------------------
                                    Gary M. Monnett, Chief Financial Officer


                                  CERTIFICATION

     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Home Financial Bancorp.

     Signed this 9th day of September, 2002.


/s/ Gary M. Monnett                       /s/ Kurt D. Rosenberger
---------------------------------         --------------------------------------
(Signature of Authorized Officer)           Signature of Authorized Officer)


Gary M. Monnett                           Kurt D. Rosenberger
---------------------------------         --------------------------------------
(Typed Name)                              (Typed Name)


Executive Vice President
    and Chief Financial Officer           President and Chief Executive Officer
---------------------------------         --------------------------------------
(Title)                                   (Title)

                                  EXHIBIT INDEX

Exhibit Index*

3(1) The Articles of Incorporation of the issuer are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-1746).

3(2)      The Code of By-Laws of the issuer are  incorporated  by  reference  to
          Exhibit 3(2) to the Report on Form 10-Q for the period ended March 31, 1997.

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


21 Subsidiaries of the issuer are incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (Registration No. 333-1746).

23       Consent of Independent Auditor



* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(6).

                             Home Financial Bancorp
                          June 30, 2002, 2001 and 2000

                                    Contents

Independent Accountants' Report                                              F-2
Financial Statements
     Consolidated Balance Sheets                                             F-3
     Consolidated Statements of Income                                       F-4
     Consolidated Statements of Stockholders' Equity                         F-5
     Consolidated Statements of Cash Flows                                   F-6
     Notes to Consolidated Financial Statements                              F-7

                        Independent Accountants' Report


Board of Directors
Home Financial Bancorp
Spencer, Indiana


We have audited the accompanying consolidated balance sheets of Home Financial Bancorp as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Home Financial Bancorp as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


BKD, LLP

Indianapolis, Indiana
August 8, 2002

                             Home Financial Bancorp
                          Consolidated Balance Sheets
                             June 30, 2002 and 2001

                                                   2002             2001
--------------------------------------------------------------------------------
Assets
  Cash                                         $   344,170      $   503,109
  Short-term interest-bearing deposits           3,256,798        2,711,297
                                               ----------------------------
        Total cash and cash equivalents          3,600,968        3,214,406
  Investment securities - available for sale     4,626,293        6,147,494
  Loans, net of allowance for loan losses of
     $344,110 and $392,268                      52,706,921       54,244,477
  Real estate acquired for development             608,416          757,766
  Premises and equipment                         1,832,315        1,859,558
  Federal Home Loan Bank of Indianapolis stock   1,100,000        1,100,000
  Interest receivable                              423,738          377,634
  Other assets                                   1,847,725        1,090,261
                                               ----------------------------
        Total assets                           $66,746,376      $68,791,596
                                               ============================

Liabilities
  Deposits
     Noninterest-bearing                       $ 1,456,601      $   966,636
     Interest-bearing deposits                  39,999,730       40,143,923
                                               ----------------------------
        Total deposits                          41,456,331       41,110,559
  Borrowings                                    18,504,900       21,300,038
  Other liabilities                                403,833          434,761
                                               ----------------------------
        Total liabilities                       60,365,064       62,845,358
                                               ----------------------------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, without par value
     Authorized and unissued - 2,000,000 shares
  Common stock, without par value
     Authorized - 5,000,000 shares
     Issued and outstanding -
        1,356,050 and 1,359,050 shares           3,059,159        3,066,659
  Additional paid-in capital                       158,060          127,623
  Retained earnings                              3,498,891        3,146,094
  Unearned compensation                            (59,665)         (90,711)
  Unearned ESOP shares                            (132,795)        (172,151)
  Accumulated other comprehensive loss            (142,338)        (131,276)
                                               ----------------------------

        Total stockholders' equity               6,381,312        5,946,238
                                               ----------------------------

        Total liabilities and
           stockholders' equity                $66,746,376      $68,791,596
                                               ============================

See Notes to Consolidated Financial Statements

                             Home Financial Bancorp
                       Consolidated Statements of Income
                    Years Ended June 30, 2002, 2001 and 2000

                                                    2002             2001             2000
---------------------------------------------------------------------------------------------
Interest Income
  Loans                                         $5,241,512       $5,131,709        $4,023,634
  Deposits with financial institutions              76,525          109,122           157,035
  Investment securities                            272,030          447,129           529,895
  Federal Home Loan Bank stock                      72,231           76,150            62,816
                                                ---------------------------------------------
     Total interest and dividend income          5,662,298        5,764,110         4,773,380
                                                ---------------------------------------------

Interest Expense
  Deposits                                       1,690,468        2,050,056         1,719,769
  Federal Home Loan Bank advances                  988,754        1,014,160           837,573
  Other interest expense                            17,749          145,831            20,514
                                                ---------------------------------------------
     Total interest expense                      2,696,971        3,210,047         2,577,856
                                                ---------------------------------------------

Net Interest Income                              2,965,327        2,554,063         2,195,524
  Provision for loan losses                        167,000           60,000            54,000
                                                ---------------------------------------------

Net Interest Income After
   Provision for Loan Losses                     2,798,327        2,494,063         2,141,524
                                                ---------------------------------------------

Other Income
  Service charges on deposit accounts              219,281          177,345           150,875
  Gain on sale of real estate
     acquired for development                       77,640           98,040            24,908
  Net realized gain (loss) on
     available-for-sale securities                 (46,268)         107,310           (17,700)
  Equity in losses of limited partnership          (56,000)         (48,000)          (33,613)
  Other income                                      39,445           31,178            30,280
                                                ---------------------------------------------
     Total other income                            234,098          365,873           154,750
                                                ---------------------------------------------

Other Expenses
  Salaries and employee benefits                 1,215,728        1,116,354           923,628
  Net occupancy expenses                           171,022          177,455           145,003
  Equipment expenses                                96,854          109,304           139,202
  Computer processing fees                         247,002          224,573           185,279
  Printing and office supplies                      50,161           55,895            43,340
  Legal and professional fees                      189,035          185,201           136,554
  Director and committee fees                       60,650           58,000            57,000
  Advertising expense                               45,804           56,226            45,707
  Other expenses                                   308,012          278,083           217,394
                                                ---------------------------------------------
     Total other expenses                        2,384,268        2,261,091         1,893,107
                                                ---------------------------------------------

Income Before Income Tax                           648,157          598,845           403,167
  Income tax expense                               147,670          136,549            54,124
                                                ---------------------------------------------

Net Income                                      $  500,487       $  462,296        $  349,043
                                                ==============================================

Net Income Per Share - basic and diluted        $      .39       $      .31        $      .22

See Notes to Consolidated Financial Statements


Home Financial Bancorp
Consolidated Statements of Stockholders' Equity
Years Ended June 30, 2002, 2001 and 2000


                                        Common Stock        Additional
                                     ---------------------   Paid-in      Comprehensive     Retained       Unearned        ESOP
                                     Shares         Amount    Capital         Income        Earnings     Compensation     Shares
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 1, 1999             1,772,400     $4,100,034  $ 88,667                      $3,613,425      $(181,456)   $(257,908)
  Comprehensive income
     Net income                                                              $349,043         349,043
     Other comprehensive income,
     net of tax
       Unrealized loss on
        securities, net of
        reclassification
        adjustment                                                           (110,806)
                                                                             ---------
  Comprehensive income                                                       $238,237
                                                                             ========
  Cash dividends
     ($.06 per share)                                                                         (95,170)
  ESOP shares earned                                           12,475                                                      44,054
  RRP shares earned                                                                                           44,075
  Purchase of stock                  (57,600)      (144,000)                                  (38,976)
  Tax expense on RRP shares                                    (1,444)
                                   ----------------------------------        -------------------------------------------------------
Balances, June 30, 2000            1,714,800      3,956,034    99,698                       3,828,322       (137,381)    (213,854)
  Comprehensive income
     Net income                                                              $462,296         462,296
     Other comprehensive income,
       net of tax
       Unrealized gain on
         securities, net of
         reclassification
         adjustment                                                           219,069
                                                                             --------
  Comprehensive income                                                       $681,365
                                                                             ========
  Cash dividends
    ($.09 per share)                                                                         (121,872)
  ESOP shares earned                                           17,343                                                      41,703
  RRP shares earned                                                                                           46,670
  Purchase of stock                 (355,750)      (889,375)                               (1,022,652)
  Tax benefit on RRP shares                                    10,582
                                   ----------------------------------        -------------------------------------------------------
Balances, June 30, 2001            1,359,050      3,066,659   127,623                       3,146,094        (90,711)    (172,151)
  Comprehensive income
    Net income                                                               $500,487         500,487
    Other comprehensive income,
     net of tax
      Unrealized gain on
       securities, net of
       reclassification
       adjustment                                                             (11,062)
                                                                             --------
  Comprehensive income                                                       $489,425
                                                                             ========
  Cash dividends
     ($.12 per share)                                                                        (143,448)
  ESOP shares earned                                           25,894                                                      39,356
  RRP shares earned                                                                                           31,046
  Purchase of stock                   (3,000)        (7,500)                                   (4,242)
  Tax benefit on RRP shares                                     4,543
                                 ------------------------------------        -------------------------------------------------------
Balances, June 30, 2002            1,356,050     $3,059,159  $158,060                      $3,498,891      $ (59,665)   $(132,795)
                                 ====================================        =======================================================

                                   Accumulated
                                      Other
                                   Comprehensive
                                      (Loss)         Total
-------------------------------------------------------------
Balances, July 1, 1999              $(239,539)     $7,123,223
  Comprehensive income
     Net income                                       349,043
     Other comprehensive income,
     net of tax
       Unrealized loss on
        securities, net of
        reclassification
        adjustment
                                     (110,806)       (110,806)
  Comprehensive income

  Cash dividends
     ($.06 per share)                                 (95,170)
  ESOP shares earned                                   56,529
  RRP shares earned                                    44,075
  Purchase of stock                                  (182,976)
  Tax expense on RRP shares                            (1,444)
                                   --------------------------

Balances, June 30, 2000              (350,345)      7,182,474
  Comprehensive income
     Net income                                       462,296
     Other comprehensive income,
       net of tax
       Unrealized gain on
         securities, net of
         reclassification
         adjustment                   219,069         219,069

  Comprehensive income

  Cash dividends
    ($.09 per share)                                 (121,872)
  ESOP shares earned                                   59,046
  RRP shares earned                                    46,670
  Purchase of stock                                (1,912,027)
  Tax benefit on RRP shares                            10,582
                                   --------------------------
Balances, June 30, 2001              (131,276)      5,946,238
  Comprehensive income
    Net income                                        500,487
    Other comprehensive income,
     net of tax
      Unrealized gain on
       securities, net of
       reclassification
       adjustment                     (11,062)        (11,062)

  Comprehensive income

  Cash dividends
     ($.12 per share)                                (143,448)
  ESOP shares earned                                   65,250
  RRP shares earned                                    31,046
  Purchase of stock                                   (11,742)
  Tax benefit on RRP shares                             4,543
                                 ----------------------------
Balances, June 30, 2002             $(142,338)     $6,381,312
                                 ============================


See Notes to Consolidated Financial Statements


                             Home Financial Bancorp
                     Consolidated Statements of Cash Flows
                    Years Ended June 30, 2002, 2001 and 2000

                                                                    2002             2001             2000
------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                   $   500,487      $   462,296      $   349,043
  Items not requiring (providing) cash
    Provision for loan losses                                      167,000           60,000           54,000
    Investment securities amortization, net                         42,927           25,173           11,902
    ESOP shares earned                                              65,250           59,046           56,529
    RRP shares earned                                               31,046           46,670           44,075
    Depreciation                                                   141,540          158,369          196,664
    Deferred income tax benefit                                     11,168                8          (35,700)
    Gain on sale of real estate acquired for development           (77,640)         (98,040)         (24,908)
    Gain on sale of foreclosed assets                              (32,142)         (12,979)          (5,560)
    Investment securities (gains) losses                            46,268         (107,310)          17,700
    Losses from limited partnership                                 56,000           48,000           33,613
    Net change in interest receivable                              (46,104)         (40,367)         (19,026)
    Other adjustments                                             (453,414)          73,955          176,481
                                                               ---------------------------------------------
     Net cash provided by operating activities                     452,386          674,821          854,813
                                                               ---------------------------------------------

Investing Activities
  Purchases of securities available for sale                      (580,640)      (1,781,964)        (824,860)
  Proceeds from sales of securities available for sale             214,384        2,718,943           76,909
  Proceeds from maturities and paydowns of securities
           available for sale                                    1,779,944        1,072,495        1,110,819
  Net changes in loans                                             598,788       (9,137,989)      (7,246,088)
  Improvements to foreclosed assets                                    ---              ---           (5,121)
  Proceeds from sale of foreclosed assets                          534,506          377,602           71,318
  Purchase of premises and equipment                              (114,297)         (97,475)        (132,274)
  Purchase of real estate acquired for development and
           development cost                                       (113,509)        (631,074)        (451,678)
  Proceeds from sale of real estate acquired for development       219,646          218,164           57,000
  Purchase of FHLB of Indianapolis stock                               ---         (265,000)        (175,000)
                                                               ---------------------------------------------
     Net cash provided by (used in) investing activities         2,538,822       (7,526,298)      (7,518,975)
                                                               ---------------------------------------------

Financing Activities
  Net change in
    NOW and savings deposits                                     1,842,373        1,605,006       (1,335,449)
    Certificates of deposit                                     (1,496,601)         964,043        7,219,526
    Short-term borrowings                                       (1,295,138)       1,000,038          300,000
  Proceeds from other borrowings                                10,500,000       29,500,000       15,000,000
  Repayment of other borrowings                                (12,000,000)     (22,700,000)     (15,000,000)
  Purchase of stock                                                (11,742)      (1,912,027)        (182,976)
  Dividends paid                                                  (143,538)        (106,987)         (95,932)
                                                               ---------------------------------------------
      Net cash provided by (used in) financing activities       (2,604,646)       8,350,073        5,905,169
                                                               ---------------------------------------------

Net Change in Cash and Cash Equivalents                            386,562        1,498,596         (758,993)

Cash and Cash Equivalents, Beginning of Year                     3,214,406        1,715,810        2,474,803
                                                               ---------------------------------------------

Cash and Cash Equivalents, End of Year                         $ 3,600,968      $ 3,214,406      $ 1,715,810
                                                               =============================================

Additional Cash Flows and Supplementary Information
  Interest paid                                                $ 2,732,723      $ 3,148,243        2,570,356
  Income tax paid                                                  196,120          103,809           41,916
  Transfers from loans to foreclosed assets                        892,931          367,305           89,183


See Notes to Consolidated Financial Statements

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000
                      (Table Dollar Amounts in Thousands)

Note 1:   Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Home Financial Bancorp (Company) and its wholly owned subsidiary, Owen Community Bank, s.b. (Bank) and the Bank's wholly owned subsidiary, BSF, Inc. (BSF), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Consolidation - The consolidated financial statements include the accounts of the Company, Bank and BSF after elimination of all material intercompany transactions.

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of June 30, 2002, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company and Bank file consolidated tax returns.

Earnings per share have been computed based upon the weighted-average common shares and potential common shares outstanding during the period. Unearned Employee Stock Ownership Plan (ESOP) shares have been excluded from the computation of average common shares and potential common shares outstanding.

Note 2:   Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve at June 30, 2002, was $22,000.


Note 3:   Investment Securities


                                                                                2002
                                                     ------------------------------------------------------------
                                                                        Gross             Gross
                                                     Amortized       Unrealized        Unrealized          Fair
                                                       Cost             Gains            Losses            Value
-----------------------------------------------------------------------------------------------------------------
Available for sale
   Marketable equity securities..................     $  521              $---            $(313)           $  208
   Federal agencies..............................        500                 5              ---               505
   Mortgage-backed securities....................      3,841                72              ---             3,913
                                                      -----------------------------------------------------------

     Total investment securities.................     $4,862              $ 77            $(313)           $4,626
                                                      ===========================================================



                                                                                2001
                                                     -------------------------------------------------------------
                                                                        Gross             Gross
                                                     Amortized       Unrealized        Unrealized          Fair
                                                       Cost             Gains            Losses            Value
-----------------------------------------------------------------------------------------------------------------
Available for sale
   Marketable equity securities..................     $  701              $  7            $(143)           $  565
   Mortgage-backed securities....................      5,663                 4              (85)            5,582
                                                      -----------------------------------------------------------

    Total investment securities                       $6,364              $ 11            $(228)           $6,147
                                                      ===========================================================



Federal agencies outstanding at June 30, 2002 mature in November 2007.

Securities with a carrying value of $4,418,000 and $5,582,000 were pledged at June 30, 2002 and 2001 to secure FHLB advances.

Proceeds from sales of securities available for sale during 2002, 2001 and 2000 were $214,000, $2,719,000 and $77,000. Gross gains of $10,000 and $271,000 in
2002 and 2001 and gross losses of $31,000,  $164,000  and $18,000 in 2002,  2001 and 2000 were realized on the sales. In addition, losses of $25,000 were recorded during 2002 due to the permanent decline in the value of a security. The tax expense (benefit) for net gains (losses) on security transactions for 2002, 2001 and 2000 was $(18,000), $42,000 and $(7,000).

Note 4:   Loans and Allowance


                                                   2002                  2001
------------------------------------------------------------------------------
Real estate mortgage loans
   Residential............................        $26,929              $27,085
   Mobile home and land...................          7,511                7,230
   Nonresidential.........................         10,430               13,758
   Multi-family...........................            451                  528
Mobile home loans.........................          5,924                3,172
Commercial and industrial.................            629                  485
Consumer loans............................          1,695                2,725
                                                  ----------------------------
                                                   53,569               54,983
                                                  ----------------------------
Undisbursed portion of loans..............           (518)                (347)
Allowance for loan losses.................           (344)                (392)
                                                  ----------------------------
                                                     (862)                (739)
                                                  ----------------------------

                  Total loans                     $52,707              $54,244
                                                  ============================


                                                  2002       2001          2000
--------------------------------------------------------------------------------

Allowance for loan losses
   Balances, July 1.........................      $392      $372          $336
   Provision for loan losses................       167        60            54
   Recoveries...............................         4       ---           ---
   Loans charged off........................      (219)      (40)          (18)
                                                  ----------------------------
      Balances, June 30                           $344      $392          $372
                                                  ============================


The following table sets forth the amounts and categories of the Bank's non-performing loans at June 30.


                                                          2002           2001
------------------------------------------------------------------------------
Accruing loans delinquent 90 days or more...........    $---          $ 277
Non-accruing loans..................................     639            789
                                                      ---------------------
    Net                                                 $639         $1,066
                                                        ===================
Note 5:   Premises and Equipment

                                                  2002                 2001
---------------------------------------------------------------------------
Land     ..............................         $  348               $  341
Buildings..............................          2,028                1,968
Equipment..............................            865                  818
                                                ---------------------------
   Total cost..........................          3,241                3,127
Accumulated depreciation...............         (1,409)              (1,267)
                                                ---------------------------
    Net                                         $1,832               $1,860
                                                ===========================

Note 6:   Investment in Limited Partnership

An investment in a limited partnership of $558,000 and $614,000 at June 30, 2002 and 2001 included in other assets represents a 99 percent equity in Cunot Apartments (Cunot) a limited partnership organized to build, own and operate a 24 unit apartment complex for senior living. In addition to recording its equity in the losses of Cunot, the Company has recorded the benefit of low income housing tax credits of $107,000 for the years ended June 30, 2002, 2001 and 2000. Condensed financial statements for Cunot at June 30, 2002 and 2001 and for the three years in the period ended June 30, 2002 are as follows:


                                                         2002             2001
------------------------------------------------------------------------------
Condensed balance sheets
   Assets
     Cash.....................................         $   89           $   62
     Land and property........................          1,342            1,390
     Other assets.............................              7                8
                                                       -----------------------
       Total assets...........................         $1,438           $1,460
                                                       =======================
Liabilities
   Notes payable..............................         $  610           $  610
   Other liabilities..........................            254              222
                                                       -----------------------
       Total liabilities......................            864              832

Partners' equity..............................            574              628
                                                       -----------------------
       Total liabilities and partners' equity          $1,438           $1,460
                                                       =======================


                                             2002          2001        2000
---------------------------------------------------------------------------

Condensed statements of operations
   Total revenue........................... $  60        $  57       $  56
   Total expenses..........................  (114)        (104)        (77)
                                            -----------------------------
     Net loss                               $ (54)       $ (47)      $(21)
                                            ===============================
Note 7:   Deposits

                                                         2002             2001
--------------------------------------------------------------------------------
Noninterest-bearing demand......................       $  1,457       $     967
Interest-bearing demand.........................          3,424           3,331
Money market deposits...........................          1,241             935
Savings  .......................................          4,780           3,827
Certificates of $100,000 or more................         12,167          11,293
Other certificates..............................         18,387          20,758
                                                       ------------------------
    Total deposits                                     $ 41,456       $  41,111
                                                       ========================


Certificates maturing in years ending June 30:

   2003  .............................................   $15,878
   2004  .............................................     5,818
   2005  .............................................     5,812
   2006  .............................................     1,321
   2007  .............................................     1,725
                                                         -------
                                                         $30,554
                                                         =======


Note 8:   Borrowings

                                                      2002           2001
--------------------------------------------------------------------------
Federal Home Loan Bank advances..............        $18,500       $20,000
Line of credit...............................              5           691
Loans sold under repurchase agreements.......            ---           609
                                                     ---------------------
    Total                                            $18,505       $21,300
                                                     =====================

FHLB advances maturities in years ending June 30:
   2003  .......................................................   $ 7,500
   2004  .......................................................     6,500
   2005  .......................................................     3,000
   2006  .......................................................       500
   2007  .......................................................       500
   2008  .......................................................       500
                                                                   -------
                                                                   $18,500

The Federal Home Loan Bank advances are secured by mortgage loans and investment securities totaling $35,616,000. Advances, at interest rates from 2.76 to 5.97 percent, are subject to restrictions or penalties in the event of prepayment.

BSF has a line of credit for $700,000 from another financial institution that matures on March 15, 2003 and carries an interest rate of 50 basis points above prime. At June 30, 2002, the outstanding balance was $5,000 and was guaranteed by the Bank.

The Company has a $300,000 line of credit with another financial institution. The line which matures March 15, 2003, bears interest at 50 basis points above the Wall Street Journal Prime Rate and is guaranteed by the Bank. At June 30, 2002, there were no borrowings against the line.

Loans sold under repurchase agreements represents the Company's right under loan participation agreements to unilaterally repurchase the interest in loans sold to other financial institutions.

Note 9:   Income Tax

                                          2002        2001       2000
----------------------------------------------------------------------
Income tax expense
   Currently payable
     Federal....................         $  89      $  86        $47
     State......................            48         51         43
   Deferred
     Federal....................             7         (3)       (30)
     State......................             4          3         (6)
                                         ---------------------------

       Total income tax expense          $ 148      $ 137        $54
                                         ===========================


                                                                          2002              2001             2000
------------------------------------------------------------------------------------------------------------------

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%..........................          $220             $204              $137
   Effect of state income taxes.................................            34               36                24
   Business tax credits.........................................          (107)            (107)             (107)
   Other .......................................................             1                4               ---
                                                                          ----------------------------------------
     Actual tax expense.........................................          $148             $137              $ 54
                                                                          =======================================
Effective tax rate                                                        22.8%            22.8%             13.4%

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:


                                                       2002           2001
---------------------------------------------------------------------------
Assets
   Allowance for loan losses....................       $137           $150
   Deferred compensation........................         19             28
   Securities available for sale................         93             86
   Other .......................................         17            ---
                                                      --------------------
     Total assets...............................        266            264
                                                      --------------------

Liabilities
   Depreciation.................................       (27)           (20)
   State income tax.............................       (10)           (11)
   Loan fees....................................        (1)            ---
   Other .......................................        ---            (1)
                                                      --------------------
     Total liabilities..........................       (38)           (32)
                                                      --------------------
                                                      $228           $232
                                                      ===================

No valuation allowance was necessary for the years ended June 30, 2001 and 2000.

Retained earnings at June 30, 2002, include approximately $700,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank status" would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred federal income tax liability on the above amounts was approximately $240,000 at June 30, 2002.


Note 10:   Other Comprehensive Income

                                                                                        2002
                                                                   ----------------------------------------------
                                                                   Before-Tax            Tax           Net-of-Tax
                                                                     Amount            Benefit           Amount
------------------------------------------------------------------------------------------------------------------
Unrealized losses on securities
   Unrealized holding losses arising during the year............    $  (64)          $   25            $  (39)
   Less: reclassification adjustment for losses realized in
     net income.................................................       (46)              18               (28)
                                                                    ------------------------------------------

       Other comprehensive loss.................................    $  (18)          $    7            $  (11)
                                                                    =========================================


                                                                                        2001
                                                                   ----------------------------------------------

                                                                   Before-Tax            Tax           Net-of-Tax
                                                                     Amount            Benefit           Amount
-----------------------------------------------------------------------------------------------------------------
Unrealized gains on securities
   Unrealized holding gains arising during the year.............    $  470            $(186)            $ 284
   Less: reclassification adjustment for gains realized in
     net income.................................................       107              (42)               65
                                                                    -----------------------------------------

       Other comprehensive income...............................    $  363            $(144)            $ 219
                                                                    =========================================


                                                                                        2000
                                                                   ----------------------------------------------
                                                                   Before-Tax            Tax           Net-of-Tax
                                                                     Amount            Benefit           Amount
------------------------------------------------------------------------------------------------------------------
Unrealized losses on securities
   Unrealized holding losses arising during the year............     $(201)          $   79             $(122)
   Less: reclassification adjustment for losses realized in
     net income.................................................       (18)               7               (11)
                                                                     ------------------------------------------

   Other comprehensive loss                                          $(183)          $   72             $(111)
                                                                     =========================================

Note 11:   Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amount represents credit risk as of June 30 were as follows:

                                                     2002                 2001
-------------------------------------------------------------------------------
   Commitments to extend credit...........         $2,268               $3,076
   Unused lines of credit.................            453                  458
   Standby letters of credit..............            ---                  212

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

The Bank has entered into agreements with two officers which provide for salary continuation for a three-year period under certain circumstances, primarily related to change of control of the Bank, as defined. Under the terms of the agreements, these payments could occur if, following a change of control, such officers are terminated other than for cause or unreasonable changes are made in their employment relationships. These agreements extend automatically for one year on each anniversary date unless certain conditions are met. The agreements were effective July 1, 1996.

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company and Bank.

Note 12:   Stockholders' Equity

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

The Company's Board of Directors has approved the repurchase of up to 15 percent of the Company's outstanding shares of common stock. Such purchases will be made subject to market conditions in open market or block transactions. In addition, during the year ended June 30, 2001, the Company's Board of Directors approved the acquisition of 338,650 shares of the Company's common stock in an unsolicited privately negotiated transaction. During the years ended June 30, 2002, 2001 and 2000, the Company repurchased 3,000, 355,750 and 57,600 of its outstanding shares.

Note 13:   Dividends and Capital Restrictions

The Company is not subject to any regulatory restriction on the payment of dividends to its stockholders.

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net profits for the current calendar year to date plus those for the previous two calendar years.

At June 30, 2002, total stockholder's equity of the Bank was $5,833,000. Although well capitalized, under current regulations in effect, the Bank is required to apply to the Office of Thrift Supervision to pay dividends to the Company.

Note 14:   Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2002 and 2001, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2002 that management believes has changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:


                                                                             2002
                                            --------------------------------------------------------------------

                                                                          Required             Required
                                                                        for Adequate          To Be Well
                                                    Actual               Capital(1)         Capitalized(1)
----------------------------------------------------------------------------------------------------------------
                                                Amount    Ratio      Amount     Ratio      Amount    Ratio
----------------------------------------------------------------------------------------------------------------
Total risk-based capital(1) (to risk
   weighted assets).........................    $5,243     12.4%     $3,396      8.0%      $4,245     10.0%
Tier I capital(1) (to risk weighted assets).     4,899     11.5       1,698      4.0        2,547      6.0
Core capital(1) (to adjusted total assets)..     4,899      7.5       2,610      4.0        3,263      5.0
Core capital(1) (to adjusted tangible
   assets)..................................     4,899      7.5       1,305      2.0          N/A      N/A
Tangible capital(1) (to adjusted total
   assets)..................................     4,899      7.5         979      1.5          N/A      N/A



                                                                             2001
                                            --------------------------------------------------------------------

                                                                          Required             Required
                                                                        for Adequate          To Be Well
                                                    Actual               Capital(1)         Capitalized(1)
----------------------------------------------------------------------------------------------------------------
                                                Amount    Ratio      Amount     Ratio      Amount    Ratio
----------------------------------------------------------------------------------------------------------------
Total risk-based capital(1) (to risk
   weighted assets).........................    $5,248     12.1%     $3,462      8.0%      $4,328     10.0%
Tier I capital(1) (to risk weighted assets).     4,856     11.2       1,731      4.0        2,597      6.0
Core capital(1) (to adjusted total assets)..     4,856      7.2       2,684      4.0        3,355      5.0
Core capital(1) (to adjusted tangible
   assets)..................................     4,856      7.2       1,342      2.0          N/A      N/A
Tangible capital(1) (to adjusted total
   assets)..................................     4,856      7.2       1,007      1.5          N/A      N/A
-------------------------
(1) As defined by the regulatory agencies

Note 15: Employee Benefit Plans

The Bank is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. The plan required contributions in the amount of $50,000, $32,000 and $25,000 for the years ended June 30, 2002, 2001 and 2000. The plan provides pension benefits for substantially all of the Bank's employees.

The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50 percent of the first 6 percent of base salary contributed by participants. The Bank's expense for the plan was $19,000, $14,000 and $15,000 for the years ended June 30, 2002, 2001 and 2000.

The Company has an ESOP covering substantially all employees of the Bank. The ESOP acquired 161,896 shares of the Company's common stock at $2.50 per share with funds provided by a loan from the Company. Accordingly, the unearned common stock acquired by the ESOP is shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, which will be distributed to participants, are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Bank, are made to the ESOP. The expense under the ESOP was $65,000, $59,000 and $57,000 for the years ended June 30, 2002, 2001 and 2000. At June 30, 2002 and 2001, the ESOP had 100,676 and 84,463 allocated shares; 53,583 and 69,327 suspense shares; and 7,637 and 8,106 committed-to-be released shares. The fair value of the unearned ESOP shares at June 30, 2002 and 2001 was $208,000 and $267,000.

The Company has a Recognition and Retention Plan and Trust (RRP). The RRP may acquire up to 80,948 shares of the Company's common stock for awards to management. Shares awarded to management under the RRP vest at a rate of 20 percent at the end of each full 12 months of service with the Bank after the date of grant. As of June 30, 2002, 71,320 shares of common stock have been awarded to management. Nonvested shares have been recorded as unearned compensation and shown as a reduction to stockholders' equity. Expense under the RRP was $31,000, $47,000 and $44,000 for the years ended June 30, 2002, 2001 and
2000.

Note 16: Related Party Transactions

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


Balances, June 30, 2001...............................................     $380
   New loans, including renewals......................................      188
   Payments, etc. including renewals..................................     (302)
                                                                           ----
Balances, June 30, 2002...............................................     $266
                                                                           ====


Deposits from related parties held by the Bank at June 30, 2001 and 2000 totaled $748,000 and $914,000.

Note 17: Stock Option Plan

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

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended June 30, 2002, 2001 and 2000:

                                            2002                 2001                2000
                                 --------------------------------------------------------------------
                                                Weighted-            Weighted-            Weighted-
                                                 Average              Average              Average
                                                Exercise             Exercise             Exercise
                                      Shares     Price     Shares     Price     Shares     Price
-----------------------------------------------------------------------------------------------------
Outstanding, beginning of year...    115,800      $4.24    115,800     $4.24    138,600    $4.25
Granted  ........................        ---                   ---                  ---
Forfeited........................        ---                   ---              (22,800)    4.25
                                     -------               -------              -------

Outstanding and exercisable,
   end of year...................    115,800       4.24    115,800      4.24    115,800     4.24
                                     =======               =======              =======


As of June 30, 2002, 112,800 options outstanding have an exercise price of $4.25 and a remaining contractual life of six years, and 3,000 options outstanding have an exercise prices of $4.13 and a remaining contractual life of seven years. There were 86,568 shares available for the grant at June 30, 2002.

Note 18: Earnings Per Share

Earnings per share were computed as follows:

                                                              2002
                                                 -------------------------------
                                                            Weighted-      Per-
                                                  Net       Average       Share
                                                 Income      Shares       Amount
--------------------------------------------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders.....   $500     1,269,892      $.39

Effect of Dilutive Securities
   Stock options and awards....................    ---         2,082
                                                  ------------------

Diluted Earnings Per Share
   Income available to common stockholders and
     assumed conversions.......................   $500     1,271,974      $.39
                                                  ============================


                                                              2001
                                                 -------------------------------
                                                            Weighted-      Per-
                                                  Net       Average       Share
                                                 Income      Shares       Amount
--------------------------------------------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders.....   $462     1,473,810       $.31

Effect of Dilutive Securities
   Stock options and awards....................    ---         4,109
                                                  ------------------

Diluted Earnings Per Share
   Income available to common stockholders and
     assumed conversions.......................   $462     1,477,919       $.31
                                                  ==============================


                                                              2000
                                                 -------------------------------
                                                            Weighted-      Per-
                                                  Net       Average       Share
                                                 Income      Shares       Amount
--------------------------------------------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders.....   $349     1,600,022       $.22

Effect of Dilutive Securities
   Stock options and awards....................    ---           196
                                                  ------------------

Diluted Earnings Per Share
   Income available to common stockholders and
     assumed conversions.......................   $349     1,600,218       $.22
                                                  ==============================

Note 19: Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Securities Available for Sale - Fair values are based on quoted market prices.

Loans - For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FHLB Stock - Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Interest Receivable - The fair values of interest receivable approximate carrying values.

Deposits - The fair values of interest-bearing demand, NOW, money market deposit and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Other Borrowings - The fair value of other borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt. Fair value approximates carrying value.

Off-Balance Sheet Commitments - Commitments include commitments to originate mortgage loans, and extend lines of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments are as follows:

                                           2002                    2001
                                  ----------------------------------------------
                                    Carrying     Fair       Carrying     Fair
                                     Amount      Value       Amount      Value
--------------------------------------------------------------------------------
Assets
   Cash and cash equivalents......  $ 3,601    $  3,601    $  3,214    $  3,214
   Securities available for sale..    4,626       4,626       6,147       6,147
   Loans, net.....................   52,707      53,542      54,244      55,180
   Stock in FHLB..................    1,100       1,100       1,100       1,100
   Interest receivable............      424         424         378         378

Liabilities
   Deposits.......................   41,456      40,975      41,111      41,341
   Borrowings.....................   18,505      18,945      21,300      21,420

Off-Balance Sheet Assets
   Commitments to extend credit


Note 20: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                            Condensed Balance Sheets
                                                          2002          2001
--------------------------------------------------------------------------------
Assets
   Cash and cash equivalents......................      $  188        $   94
   Securities available for sale..................         208           565
   Premises and equipment.........................           4             8
   Investment in subsidiary.......................       5,833         5,180
   Other assets...................................         265           132
                                                        --------------------
     Total assets.................................      $6,498        $5,979
                                                        ====================
Liabilities - other...............................      $  117        $   33
Stockholders' Equity..............................       6,381         5,946
                                                        ---------------------
     Total liabilities and stockholders' equity...      $6,498        $5,979
                                                        ====================

                         Condensed Statements of Income


                                                        2002      2001    2000
--------------------------------------------------------------------------------
Income
   Interest income...................................   $ 21    $   34    $  42
   Dividends from subsidiary........................ .    75     2,013      125
   Net realized gains (losses) on available for sale
     securities......................................    (46)      115      (18)
                                                        ------------------------
       Total income..................................     50     2,162      149
                                                        ------------------------
Expenses
   Salaries and employee benefits....................     44        33       26
   Legal and professional fees.......................     60        63       66
   Other expenses....................................     27        91       36
                                                        ------------------------
       Total expenses................................    131       187      128
                                                        ------------------------

Income before income tax benefit and equity in
   undistributed income of subsidiary................    (81)    1,975       21

Income tax benefit (expense).........................     61        11      (38)
                                                        ------------------------

Income before equity in undistributed income of
   subsidiary........................................    (20)    1,986       59

Equity in undistributed (distribution in excess of)
   income of subsidiary..............................    520    (1,524)     290
                                                        ------------------------
Net Income                                              $500    $  462     $349
                                                        ========================


                       Condensed Statements of Cash Flows

                                                            2002      2001       2000
--------------------------------------------------------------------------------------
Operating Activities
   Net income............................................   $500     $  462      $349
   Items not requiring (providing) cash..................   (383)     1,463      (200)
                                                            --------------------------
     Net cash provided by operating activities...........    117      1,925       149
                                                            -------------------------

Investing Activities
   Purchases of securities available for sale............    (81)    (1,669)      ---
   Proceeds from sales of securities available for sale..    214      1,801        77
                                                            -------------------------
     Net cash provided by investing activities...........    133        132        77
                                                            -------------------------

Financing Activities
   Dividends paid........................................   (144)      (107)      (96)
   Purchase of stock.....................................    (12)    (1,912)     (183)
                                                            -------------------------
     Net cash used in financing activities...............   (156)    (2,019)     (279)
                                                            -------------------------

Net Change in Cash and Cash Equivalents..................     94         38       (53)

Cash and Cash Equivalents at Beginning of Year...........     94         56       109
                                                            -------------------------
Cash and Cash Equivalents at End of Year....                $188     $   94     $  56
                                                            =========================