Form 10QSB
period 2002-09-30
HOME FINANCIAL BANCORP
filed 2002-11-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________ TO ________________________

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)

         Indiana                                          35-1975585
------------------------------                   -------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of November 1, 2002 was 1,356,050.

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index
                                                                        Page No.
                                                                        --------

Forward Looking Statements                                                    2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets as of
           September 30, 2002 (Unaudited) and June 30, 2002                   3

           Consolidated Condensed Statements of Income for the
           three months ended September 30, 2002 and 2001
           (Unaudited)                                                        4

           Consolidated Condensed Statements of Shareholders' Equity
           for the three months ended September 30, 2002 and 2001
           (Unaudited)                                                        5

           Consolidated Condensed Statements of Cash Flows for the
           three months ended September 30, 2002 and 2001
           (Unaudited)                                                        6

           Notes to Consolidated Condensed Financial Statements               8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          10

Item 3.  Controls and Procedures                                             17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18
Item 2.  Changes in Securities                                               18
Item 3.  Defaults Upon Senior Securities                                     18
Item 4.  Submission of Matters to a Vote of Security Holders                 18
Item 5.  Other Information                                                   18
Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                   19

CERTIFICATIONS                                                               20

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            September 30,      June 30,
                                                                2002             2002
                                                                ----             ----
                                                            (Unaudited)
ASSETS
    Cash                                                   $    668,629    $    344,170
    Short-term interest-bearing deposits                      5,036,168       3,256,798
                                                           ------------    ------------
        Total cash and cash equivalents                       5,704,797       3,600,968
    Investment securities available for sale                  5,104,416       4,626,293
    Loans                                                    52,197,756      53,051,031
    Allowance for loan losses                                  (347,100)       (344,110)
                                                           ------------    ------------
        Net loans                                            51,850,656      52,706,921
    Real estate acquired for development                        598,396         608,416
    Premises and equipment                                    1,843,974       1,832,315
    Federal Home Loan Bank Stock                              1,100,000       1,100,000
    Interest receivable                                         427,396         423,738
    Investment in limited partnership                           543,778         558,167
    Other assets                                              1,194,971       1,289,558
                                                           ------------    ------------
        Total assets                                       $ 68,368,384    $ 66,746,376
                                                           ============    ============

LIABILITIES
    Deposits
       Noninterest-bearing deposits                        $  2,017,555    $  1,456,601
       Interest-bearing deposits                             42,044,390      39,999,730
                                                           ------------    ------------
            Total deposits                                   44,061,945      41,456,331
    Advances from Federal Home Loan Bank and
      other borrowings                                       17,504,900      18,504,900
    Other liabilities                                           350,425         403,833
                                                           ------------    ------------
        Total liabilities                                    61,917,270      60,365,064
                                                           ------------    ------------

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares              - - - -         - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,356,050 shares                             3,222,909       3,059,159
    Retained earnings                                         3,566,965       3,656,951
    Unearned Compensation RRP                                   (57,156)        (59,665)
    Unearned ESOP shares                                       (123,249)       (132,795)
    Accumulated other comprehensive loss                       (158,355)       (142,338)
                                                           ------------    ------------
        Total shareholders' equity                            6,451,114       6,381,312
                                                           ------------    ------------
        Total liabilities and shareholders' equity         $ 68,368,384    $ 66,746,376
                                                           ============    ============


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                                 September 30,
                                                          -----------    -----------
                                                              2002           2001
                                                          -----------    -----------
                                                                 (Unaudited)
Interest income
    Loans                                                 $ 1,244,662    $ 1,329,708
    Deposits with financial institutions                       22,672         28,607
    Investment securities                                      59,238         88,698
    Federal Home Loan Bank stock                               17,329         20,101
                                                          -----------    -----------
        Total interest income                               1,343,901      1,467,114
                                                          -----------    -----------
Interest expense
    Deposits                                                  332,729        518,369
    Advances from Federal Home Loan Bank advances and
     other borrowings                                         237,313        287,166
                                                          -----------    -----------
        Total interest expense                                570,042        805,535
                                                          -----------    -----------
Net interest income                                           773,859        661,579
    Provision for losses on loans                              70,000         17,000
                                                          -----------    -----------
Net interest income after provision for losses on loans       703,859        644,579
                                                          -----------    -----------
Other income
    Service charges on deposit accounts                        52,940         48,705
    Gain on sale of real estate acquired for
          development                                          27,588         15,368
    Equity in loss of limited partnership                     (14,389)       (12,000)
    Other income                                                5,116          5,128
                                                          -----------    -----------
        Total other income                                     71,255         57,201
                                                          -----------    -----------
Other expenses
    Salaries and employee benefits                            334,349        315,248
    Net occupancy expenses                                     37,921         44,847
    Equipment expenses                                         17,886         26,760
    Deposit insurance expense                                   1,793          1,820
    Computer processing fees                                   82,932         54,765
    Printing and office supplies                               25,368         13,316
    Legal and accounting fees                                  15,129         52,978
    Director and committee fees                                12,900         17,900
    Advertising expense                                         5,458         11,341
    Other expenses                                            113,957         59,218
                                                          -----------    -----------
        Total noninterest expenses                            647,693        598,193
                                                          -----------    -----------
Income before income taxes                                    127,421        103,587
    Income tax expense                                         23,522         16,764
                                                          -----------    -----------
Net income                                                $   103,899    $    86,823
                                                          ===========    ===========

Basic and diluted net income per share                    $       .08    $       .07
Dividend per share                                        $       .03    $       .03

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  2002          2001
                                              -----------    -----------
                                                       (Unaudited)

Balance, July 1                               $ 6,381,312    $ 5,946,238
Net income                                        103,899         86,823
Common stock repurchased                            - - -         (1,275)
Fair value adjustment of ESOP shares                5,690          6,708
ESOP shares earned                                  9,546         10,132
RRP shares earned                                   2,509         11,398
Cash dividends                                    (35,825)       (35,915)
Net change in unrealized gain on securities
   available for sale                             (16,017)       (22,524)
                                              -----------    -----------
Balance, September 30                         $ 6,451,114    $ 6,001,585
                                              ===========    ===========


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                Three Months Ended
                                                                   September 30,
                                                           ---------------------------
                                                               2002            2001
                                                           -----------    ------------
                                                                    (Unaudited)
OPERATING ACTIVITIES
Net income                                                 $   103,899    $    86,823
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                   70,000         17,000
    Depreciation                                                30,453         36,670
    Gain on sale of foreclosed assets                            3,389           (252)
    Gain on sale of real estate acquired for development       (27,588)       (15,368)
    Loss from operations of limited partnership                 14,389         12,000
    Change in interest receivable                               (3,658)       (58,798)
    Fair value adjustment of ESOP shares                         5,690          6,708
    Amortization of unearned ESOP shares                         9,546         10,132
    Amortization of unearned RRP shares                          2,509         11,398
    Other adjustments                                          153,593        (27,266)
                                                           -----------    -----------
        Net cash provided by operating activities              362,222         79,047
                                                           -----------    -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                  (1,083,361)        (5,153)
Proceeds from maturities and repayments of investment
    securities available for sale                              565,132        310,686
Net changes in loans                                           639,215      1,266,023
Purchases of premises and equipment                            (42,112)       (63,324)
Proceeds from sale of foreclosed assets                         77,785        113,808
Purchases of real estate for development                       (29,593)       (10,732)
Proceeds from sale of real estate acquired for
    Development                                                 44,750          4,195
                                                           -----------    -----------
    Net cash provided by investing activities                  171,816      1,615,503
                                                           -----------    -----------

FINANCING ACTIVITIES
Net change in:
    NOW and savings accounts                                   560,954      1,260,842
    Certificates of deposit                                  2,044,661      2,078,987
Repayment of Federal Home Loan Bank advances                (1,000,000)    (3,500,000)
Proceeds from other borrowings                                    ----          9,000
Repayment of other borrowings                                     ----       (609,138)
Purchase of stock                                                 ----         (1,275)
Cash dividends                                                 (35,824)       (35,915)
                                                           -----------    -----------
    Net cash provided by (used in) financing activities      1,569,791       (797,499)
                                                           -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                             2,103,829        897,051

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               3,600,968      3,214,406
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                           $ 5,704,797    $ 4,111,457
                                                           ===========    ===========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                              $   592,934    $   802,783
Income tax paid                                                 40,000         79,500


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of those expected for the remainder of the year. The consolidated condensed balance sheet of the Company as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.


NOTE B: Earnings Per Share

Earnings per share (EPS) were computed as follows:

        For the Three Months Ended
                     September 30,     2002                                        2001
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $103,899    1,285,550      $  0.08          $86,823    1,259,022      $  0.07
                                                              =============                              =============
Effect of Dilutive Securities                  0          522                             0        1,424
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $103,899   1,286,072       $  0.08         $ 86,823   1,260,446       $  0.07
                                   ========================================    =======================================


NOTE C: Other Comprehensive Income

                                                                            2002
For the Three Months Ended                                Before-Tax         Tax        Net-of-Tax
September 30                                                Amount         Benefit        Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year       $ (26,523)     $   10,506   $    (16,017)
                                                          ==========     ==========   =============

                                                                            2001
For the Three Months Ended                                Before-Tax         Tax        Net-of-Tax
September 30                                                Amount         Benefit        Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year       $ (37,298)     $   14,774   $    (22,524)
                                                          ==========     ==========   =============

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

The Bank is a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one-to-four-family residential loans. The Bank also originates commercial mortgage, consumer and, to a lesser extent, construction loans. The Bank serves communities in Owen, Putnam and surrounding counties through its main office located in Spencer, Indiana, and its branch in Cloverdale, Indiana.

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

The Bank entered into a Partnership Agreement with Area Ten Development, Inc., a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of Cunot Apartments, L.P., a low income senior housing project. The total cost of the project was approximately $1.4 million. The Bank purchased a 99% limited partnership interest for approximately $700,000.

During the quarter, the Bank recorded $14,389 as its share of net operating losses from the project, reducing its net investment to $544,000 at September 30, 2002. Income tax credits related to this investment reduced the Company's first quarter federal income tax expense by $27,000.

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


Critical Accounting Policies

The notes to the consolidated financial statements presented on pages F-7 through F-8 of the Annual Report to Shareholders for the year ended June 30, 2002 contains a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets and real estate acquired for development and the accounting for investment securities.

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at lease a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.

Foreclosed asset and real estate acquired for development are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down properties through current operations.

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


Financial Condition

Total assets were $68.4 million at September 30, 2002. Assets increased $1.6 million or 2.4% since June 30, 2002. Assets increased due to an inflow of short-term deposits that increased cash and cash equivalents 58.4% to $5.7 million. Investment securities increased 10.3% to $5.1 million, compared to $4.6 million three months earlier. Mortgage-backed securities were $4.9 million of total investment securities at September 30, 2002. Loan repayments outpaced new loan production, resulting in an $853,000 or 1.6% decline in loans outstanding since June 30, 2002. Total gross loans were $52.2 million at the end of the first quarter.

The allowance for loan losses increased $3,000 or 0.9% since June 30, 2002. Net loan losses for the quarter ended September 30, 2002 were $67,000 compared to $11,000 for the quarter ended September 30, 2001. Allowances maintained for loan losses were $347,000 or 0.66% of total loans at September 30, 2002, compared to $344,000 or 0.65% of total loans at June 30, 2002.

Periodic provisions to loan loss allowances reflect management's view of risk in the Bank's entire portfolio due to a number of dynamic factors, which include, but are not limited to, current economic conditions and loan delinquency trends. Management considered the level of loan loss allowances at September 30, 2002 to be adequate to cover estimated losses inherent in the loan portfolio at that date.

Deposits increased 6.3% to $44.1 million at September 30, 2002, compared to $41.5 million three months earlier. Non-interest bearing deposits increased 38.5% during the quarter to $2.0 million, compared to $1.5 million at June 30, 2002. New deposit funds during the quarter, combined with cash from accelerated loan repayments, were used to reduce outstanding borrowings. Total borrowings decreased 5.4% to $17.5 million at September 30, 2002, from $18.5 million at June 30, 2002.

Shareholders' equity was $6.5 million and 9.4% of total assets as of September 30, 2002, compared to $6.4 million and 9.6% of total assets as of June 30 2002. Factors impacting shareholders' equity during the quarter included net income, a cash dividend of $.03 per share, a net decrease of $16,000 in the market value of securities available for sale, and amortization of employee stock ownership plans. The Company's net book value at September 30, 2002 was $4.76 per share based on 1,356,050 shares outstanding.


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001

Net income for the first fiscal quarter ended September 30, 2002 was improved over the same period in 2001. Net income was $104,000, or $.08 diluted earnings per common share for the three months ending September 30, 2002. Net income for the same period a year earlier was $87,000, or $.07 diluted earnings per common share. Net income increased primarily due to a significant decrease in interest expense compared to a year earlier.

Interest income decreased by $123,000 or 8.4%, to $1.3 million for the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002. This decrease was more than offset by a $235,000 or 29.2% decrease in interest expense. Lower interest expense was the product of market interest rates reaching historical lows and an increase in the level of non-interest bearing deposits.

The Company's net interest margin for the quarter ended September 30, 2002 increased to 4.93%, compared to 4.12% for the quarter ended September 30, 2001. Net interest income before the provision for loan losses was $774,000 for the three months ended September 30, 2002. This represents an increase of $112,000 or 17.0% over first quarter ended September 30, 2001 net interest income.

Non-interest income increased $14,000 or 24.6% compared to a year earlier. Most of this increase is due to an increase in income from the sale of real estate acquired for development. Gain on the sale of real estate acquired for development was $28,000 for the quarter ended September 30, 2002, compared to $15,000 during the same period a year earlier. In addition, during the quarter ending September 30, 2002, a net operating loss of $14,000 was recognized on the Bank's investment in the Cunot Apartments, L.P. A net operating loss of $12,000 was recognized on this low-income housing investment for the same period a year earlier. Also contributing to the increase in non-interest income, deposit related service fee income increased $4,000 or 8.7% compared to the same period a year earlier.

Non-interest expense increased $50,000 or 8.3% to $648,000 for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. A large part of this increase is due to the Bank's computer system conversion which was completed in July 2002. Non-recurring expenses related to the conversion increased computer processing fees $28,000 to $83,000 for first quarter 2003, compared to $55,000 for the same period a year earlier.

The recent trend in foreclosure activity led to a $24,000 increase in expenses associated with acquisition, repair and disposition of repossessed loan collateral. Salaries and employee benefits increased $19,000 or 6% compared to a year earlier as a result of merit and other routine pay increases. Decreases in professional fees and equipment expenses helped diminish the overall increase in non-interest expense.

Recognition of income tax credits for the Bank's investment in Cunot Apartments, L.P. totaled $27,000 and $24,000 for quarters ended September 30, 2002 and September 30, 2001, respectively. The Company's effective tax rates for quarters ended September 30, 2002 and 2001 were 18.5% and 16.2%.


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

Loan loss provisions increased to $70,000 for the quarter ended September 30, 2002, compared to $17,000 for the quarter ended September 30, 2001. A routine assessment of loan loss allowance adequacy indicated that this increase was required to maintain an appropriate allowance level. At September 30, 2002, after net losses and recoveries, the allowance for loan losses was $347,000 or 0.66% of total loans, compared to $344,000 or 0.65% at June 30, 2002.

Management considered the allowance for loan losses at September 30, 2002, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time. The continuation of adverse loan delinquency, foreclosure and general economic trends may require additional future increases in the Bank's allowance for loan losses.

The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 2002 and September 30, 2001:

Balance, July 1, 2002        $344,110     Balance, July 1, 2001        $392,268
Provision for loan losses      70,000     Provision for loan losses      17,000
Recoveries                         --     Recoveries                         --
Loans charged off             (67,010)    Loans charged off             (10,814)
                             --------                                  --------

Balance, September 30, 2002  $347,100     Balance, September 30, 2001  $398,454
                             ========                                  ========

Total non-performing loans were $673,000 or 1.3% of total loans at September 30, 2002 compared to $639,000 or 1.2% of total loans at June 30, 2002. At September 30, 2002, non-performing assets were $1.2 million or 1.7% of total assets, compared to $1.1 million or 1.6% of assets at June 30, 2002. Non-performing assets included $516,000 in Real Estate Owned ("REO") and other repossessed properties at September 30, 2002, compared to $427,000 three months earlier.

At September 30, 2002, the Company had 20,000 shares of Union Acceptance Corporation (UAC) stock with a cost basis of $177,000 and a related unrealized loss of $96,000 based on a market value of $4.03 per share. On October 31, 2002, UAC announced that it had filed a petition for reorganization under Chapter 11 of the Bankruptcy Code to facilitate a financial restructuring. On November 1, 2002, UAC stock had a market value of $.21 per share. During the quarter ending December 31, 2002, the Company will reflect this decline in market value as permanent and record the loss in the income statement.

At September 30, 2002, unrealized market loss on equity securities available for sale was $355,000. A deferred tax asset of $141,000 relates to unrealized tax benefits associated with these below-market securities. In future periods, the Company may need to establish a valuation allowance for any deferred tax asset amount associated with below-market equity securities if it is more likely than not that the deferred tax asset will not be realized. The establishment of this valuation allowance would increase income tax expense and lower net income.


Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 2002 and June 30, 2002, cash and interest-bearing deposits totaled $5.7 million and $3.6 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $7.0 million at the end of the first quarter. At September 30, 2002, borrowing from the FHLB totaled $17.5 million.

At September 30, 2002, borrowings other than FHLB advances totaled $5,000. The Bank's service corporation, BSF, Inc., borrowed these funds for purposes of purchasing land for use in its real estate development operations.

Shareholders' equity was $6.5 million or 9.4% of total assets at September 30, 2002. Book value at September 30, 2002 was $4.76 per share based on 1,356,050 outstanding shares. All regulatory capital requirements for the Bank were met as of September 30, 2002. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of September 30, 2002.

                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 ----------- ---------- ----------- ----------- ----------- ----------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 ----------- ---------- ----------- ----------- ----------- ----------

Total capital *(to risk weighted assets)            $5,334      12.6%     $3,385        8.0%        $4,231    10.0%

Tier 1 capital *(to risk weighted assets)            4,987      11.8%      1,692        4.0%         2,538     6.0%

Tier 1 capital *(to adjusted total assets)           4,987       7.5%      2,678        4.0%         3,348     5.0%

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

At September 30, 2002, it was estimated that the Bank's MV would decrease 26.2% and 59.4% in the event of 200 and 400 basis point increases in market interest rates respectively. It is estimated that the same 200 and 400 basis point increases in market interest rates would have decreased MV 14.5% and 48.0% respectively at September 30, 2001. The Bank's MV at September 30, 2002 would increase 16.2% and 33.7% in the event of 200 and 400 basis point decreases in market rates respectively. A year earlier, 200 and 400 basis point decreases in market rates would have increased MV 12.2% and 6.4% respectively.

Presented below, as of September 30, 2002 and 2001, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates.

                               September 30, 2002
                        Market Value Summary Performance
                                                           MV as % of
                                                        Present Value (PV)
   Change                Market Value                      of Assets
  In Rates    $ Amount     $ Change     % Change    MV Ratio         Change
  --------    --------     --------     --------    --------         ------
              (Dollars in thousands)
  +400 bp*     $2,877      $(4,215)     (59.43)%      4.62%      (558) bp
  +200 bp       5,237       (1,854)     (26.15)       7.92       (228) bp
     0 bp       6,249            0        0.00       10.20       ----
  -200 bp       8,243        1,151       16.23       11.39        119 bp
  -400 bp       9,481        2,390       33.70       12.74        254 bp
*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

      Pre-Shock MV Ratio:  MV as % of PV of Assets       10.20%
      Exposure Measure:  Post-Shock MV Ratio              7.92%
      Sensitivity Measure:  Change in MV Ratio           228 bp


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


Item 3: Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Office and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our Chief Executive Office and Chief Financial Officer have concluded that, subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                   None.
Item 2.  Changes in Securities.                               None.
Item 3.  Defaults Upon Senior Securities.                     None.

Item 4.  Submission of Matters to Vote of Security Holders.

On October 8, 2002, the Company held its seventh annual meeting of shareholders at which time matters submitted to a vote of stockholders included an election of two Company directors, and ratification of the appointment of BKD LLP as auditors for the fiscal year ending June 30, 2003.

Both director nominees were elected, and the appointment of auditors was also approved and ratified by a majority of 1,356,050 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

   Director Nominees                For          Against     Abstain    Non-Vote
   -----------------             ---------       -------     -------    --------
Frank R. Stewart - 3 years       1,029,374       43,274          -      283,402
Tad Wilson - 3 years             1,043,607       29,041          -      283,402

   Other Matters
   -------------
Auditors                         1,064,058        4,100        2,197    285,695


The other directors continuing in office after the annual meeting are Robert W. Raper, John T. Gillaspy, Stephen Parrish, Kurt D. Rosenberger and Gary M. Monnett.

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

     (b) Reports on Form 8-K There was one report on Form 8-K filed during the period ended September 30, 2002.

          1.   Form 8-K filed July 3, 2002 concerning new CEO and President.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HOME FINANCIAL BANCORP


Date:    November 13, 2002                  By: /s/ Kurt D. Rosenberger
                                                --------------------------------
                                                Kurt D. Rosenberger
                                                President and
                                                Chief Executive Officer




Date:    November 13, 2002                  By: /s/ Gary M. Monnett
                                                --------------------------------
                                                Gary M. Monnett
                                                Executive Vice President and
                                                Chief Financial Officer

                                  CERTIFICATION

I, Kurt D. Rosenberger, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-QSB of Home  Financial
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002

                                               /s/ Kurt D. Rosenberger
                                               ---------------------------------
                                               Kurt D. Rosenberger
                                               Chief Executive Officer

                                  CERTIFICATION

I, Gary M. Monnett, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-QSB of Home  Financial
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002

                                               /s/ Gary M. Monnett
                                               ---------------------------------
                                               Gary M. Monnett
                                               Chief Executive Officer

                                  CERTIFICATION

By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Home Financial Bancorp.

Signed this 13th day of November, 2002.


/s/ Kurt D. Rosenberger                   /s/ Gary M. Monnett
-----------------------------------       --------------------------------------
(Signature of Authorized Officer)         (Signature of Authorized Officer)


Kurt D. Rosenberger                       Gary M. Monnett
-----------------------------------       --------------------------------------
(Typed Name)                              (Typed Name)



Chief Executive Officer                   Chief Financial Officer
-----------------------------------       --------------------------------------
(Title)                                   (Title)