Form 10QSB
period 2002-12-30
HOME FINANCIAL BANCORP
filed 2003-02-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO
     ___________________

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)

                  Indiana                                  35-1975585
     -------------------------------             -------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 2003 was 1,356,050.

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index
                                                                        Page No.
                                                                        --------
Forward Looking Statements                                                    2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets as of
            December 31, 2002 (Unaudited) and June 30, 2002                   3

            Consolidated Condensed Statements of Income for the three
            months ended December 31, 2002 and 2001
            (Unaudited)                                                       4

            Consolidated Condensed Statements of Income for the six
            months ended December 31, 2002 and 2001
            (Unaudited)                                                       5

            Consolidated Condensed Statements of Shareholders' Equity
            for the six months ended December 31, 2002 and 2001
            (Unaudited)                                                       6

            Consolidated Condensed Statements of Cash Flows for the
            six months ended December 31, 2002 and 2001
            (Unaudited)                                                       7

            Notes to Consolidated Condensed Financial Statements              9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          12

Item 3.  Controls and Procedures                                             20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21
Item 2.  Changes in Securities                                               21
Item 3.  Defaults Upon Senior Securities                                     21
Item 4.  Submission of Matters to a Vote of Security Holders                 21
Item 5.  Other Information                                                   21
Item 6.  Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                   22

CERTIFICATIONS                                                               23

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           December 31,                 June 30,
                                                                              2002                       2002
                                                                          ------------                 --------
                                                                           (Unaudited)
ASSETS
    Cash                                                                 $     609,353            $    344,170
    Short-term interest-bearing deposits                                     5,186,734               3,256,798
                                                                  -------------------------- -------------------------
        Total cash and cash equivalents                                      5,796,087               3,600,968
    Investment securities available for sale                                 4,012,936               4,626,293
    Loans                                                                   51,720,712              53,051,031
    Allowance for loan losses                                                 (336,761)               (344,110)
                                                                  -------------------------- -------------------------
        Net loans                                                           51,383,951              52,706,921
    Real estate acquired for development                                       533,298                 608,416
    Premises and equipment                                                   2,084,862               1,832,315
    Federal Home Loan Bank stock                                             1,100,000               1,100,000
    Interest receivable                                                        404,361                 423,738
    Investment in limited partnership                                          531,778                 558,167

     Other assets                                                            1,111,451               1,289,558
                                                                  -------------------------- -------------------------
        Total assets                                                     $  66,958,724            $ 66,746,376
                                                                  ========================== =========================

LIABILITIES
    Deposits
      Noninterest-bearing deposits                                       $   1,640,429            $  1,456,601
      Interest-bearing deposits                                             37,852,299              39,999,730
                                                                  -------------------------- -------------------------
            Total deposits                                                  39,492,728              41,456,331
    Advances from Federal Home Loan Bank and
            other borrowings                                                20,504,900              18,504,900
    Other liabilities                                                          363,025                 403,833
                                                                  -------------------------- -------------------------
        Total liabilities                                                   60,360,653              60,365,064
                                                                  -------------------------- -------------------------

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                                  --                      --
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,356,050 shares and 1,356,050                              3,230,470               3,217,219
    Retained earnings                                                        3,612,095               3,498,891
    Unearned compensation                                                      (54,646)                (59,665)
    Unearned ESOP shares                                                      (113,703)               (132,795)
    Accumulated other comprehensive loss                                       (76,145)               (142,338)
                                                                  -------------------------- -------------------------
        Total shareholders' equity                                           6,598,071               6,381,312
                                                                  -------------------------- -------------------------
        Total liabilities and shareholders' equity                       $  66,958,724            $ 66,746,376
                                                                  ========================== =========================


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                  -------------------------- -------------------------
                                                                                2002                      2001
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                                $   1,243,018            $  1,316,175
    Deposits with financial institutions                                        20,072                  17,535
    Investment securities                                                       61,233                  73,814
    Federal Home Loan Bank stock                                                15,943                  18,715
                                                                  -------------------------- -------------------------
        Total interest income                                                1,340,266               1,426,239
                                                                  -------------------------- -------------------------
Interest expense
    Deposits                                                                   305,491                 464,337
    Advances from Federal Home Loan Bank and
          other borrowings                                                     230,159                 235,969
                                                                  -------------------------- -------------------------
        Total interest expense                                                 535,650                 700,306
                                                                  -------------------------- -------------------------
Net interest income                                                            804,616                 725,933
    Provision for losses on loans                                               45,000                  46,000
                                                                  -------------------------- -------------------------
Net interest income after provision for losses on loans                        759,616                 679,933
                                                                  -------------------------- -------------------------
Other income
    Service charges on deposit accounts                                         53,677                  60,271
    Gain on sale of real estate acquired for
          development                                                           38,208                   5,231
    Net gain (loss) on available for sale
          securities                                                          (178,494)                 10,505
    Equity in loss of limited partnership                                      (12,000)                (12,000)
    Other income                                                                23,631                  21,959
                                                                  -------------------------- -------------------------
        Total other income                                                     (74,978)                 85,966
                                                                  -------------------------- -------------------------
Other expenses
    Salaries and employee benefits                                             313,688                 288,049
    Net occupancy expenses                                                      35,893                  39,316
    Equipment expenses                                                          27,688                  25,157
    Deposit insurance expense                                                    1,743                   1,877
    Computer processing fees                                                    56,925                  59,765
    Legal and accounting fees                                                   31,190                  47,833
    Printing and supplies                                                       12,556                  13,844
    Director and committee fees                                                 13,200                  14,250
    Advertising expense                                                          8,447                  11,495
    Other expenses                                                              83,128                  61,241
                                                                  -------------------------- -------------------------
        Total other expenses                                                   584,458                 562,827
                                                                  -------------------------- -------------------------
Income before income taxes                                                     100,180                 203,072
    Income tax expense                                                          19,225                  55,826
                                                                  -------------------------- -------------------------
Net income                                                               $      80,955            $    147,246
                                                                  ========================== =========================

Basic and diluted net income per share                                   $        .06             $       .12

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                                     Six Months Ended
                                                                                       December 31,
                                                                  -------------------------- -------------------------
                                                                                2002                   2001
                                                                  -------------------------- -------------------------
                                                                                        (Unaudited)
Interest income
    Loans                                                                $   2,487,680            $  2,645,883
    Interest-bearing deposits                                                   42,744                  46,142
    Investment securities                                                      120,471                 162,512
    Other interest and dividend income                                          33,272                  38,816
                                                                  -------------------------- -------------------------
        Total interest income                                                2,684,167               2,893,353
                                                                  -------------------------- -------------------------
Interest expense
    Deposits                                                                   638,220                 982,706
    Advances from Federal Home Loan Bank and
     other borrowings                                                          467,472                 523,135
                                                                  -------------------------- -------------------------
        Total interest expense                                               1,105,692               1,505,841
                                                                  -------------------------- -------------------------
Net interest income                                                          1,578,475               1,387,512
    Provision for losses on loans                                              115,000                  63,000
                                                                  -------------------------- -------------------------
Net interest income after provision for losses on loans                      1,463,475               1,324,512
                                                                  -------------------------- -------------------------
Other income
    Service charges on deposit accounts                                        106,617                 108,976
    Gain on sale of real estate acquired for
          development                                                           65,796                  20,599
    Net gain (loss) on available for sale
          securities                                                          (178,494)                 10,505
    Equity in loss of limited partnership                                      (26,389)                (24,000)
    Other income                                                                28,747                  27,087
                                                                  -------------------------- -------------------------
        Total other income                                                      (3,723)                143,167
                                                                  -------------------------- -------------------------
Other expenses
    Salaries and employee benefits                                             648,037                 603,297
    Net occupancy expenses                                                      73,814                  84,163
    Equipment expenses                                                          45,573                  51,917
    Deposit insurance expense                                                    3,535                   3,697
    Computer processing fees                                                   139,857                 114,530
    Legal and accounting fees                                                   46,319                 100,811
    Printing and supplies                                                       37,924                  27,160
    Director and committee fees                                                 26,100                  32,150
    Advertising expenses                                                        13,905                  22,836
    Other expenses                                                             197,087                 120,459
                                                                  -------------------------- -------------------------
        Total other expenses                                                 1,232,151               1,161,020
                                                                  -------------------------- -------------------------
Income before income taxes                                                     227,601                 306,659
    Income tax expense                                                          42,747                  72,590
                                                                  -------------------------- -------------------------
Net income                                                               $     184,854            $    234,069
                                                                  ========================== =========================

Basic and diluted net income per share                                   $        .14             $      .19

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              2002                    2001
                                                                         --------------           ------------
                                                                                        (Unaudited)

Balance, July 1                                                          $    6,381,312           $  5,946,238
Net income                                                                      184,854                234,069
Common stock repurchased                                                              0                 (7,800)
Fair value adjustment of ESOP shares                                             13,251                 12,950
ESOP shares earned                                                               19,092                 20,264
RRP shares earned                                                                 5,018                 26,027
Net change in unrealized (gain) loss on securities                               66,193                (24,181)
Cash dividends                                                                  (71,649)               (71,769)
                                                                  -------------------------- -------------------------
Balance, December 31                                                     $    6,598,071           $  6,135,798
                                                                  ========================== =========================


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                  --------------------------------------------------
                                                                                2002                      2001
                                                                  --------------------------------------------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income                                                               $     184,854            $    234,069
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                                  115,000                  63,000
    Depreciation                                                                67,345                  72,248
    Investment securities (gains) / losses                                     178,494                 (10,505)
    Gain on sale of foreclosed assets                                          (29,773)                (14,971)
    Gain on sale of real estate for development                                (65,796)                (20,599)
    Loss from operations of limited partnership                                 26,389                  24,000
    Change in interest receivable                                               19,377                 (13,537)
    Fair value adjustment of ESOP shares                                        13,251                  12,950
    Amortization of unearned ESOP shares                                        19,092                  20,264
    Amortization of unearned RRP shares                                          5,018                  26,027
    Other adjustments                                                          208,605                (190,917)
                                                                  -------------------------- -------------------------
        Net cash provided by operating activities                              741,856                 202,029
                                                                  -------------------------- -------------------------

INVESTING ACTIVITIES
Purchases of securities available for sale                                  (1,083,361)                 (6,155)
Proceeds from sales of securities available for sale                                --                  90,906
Proceeds from maturities and repayments of investment
  securities available for sale                                              1,601,952                 854,036
Net changes in loans                                                           711,903                 408,638
Purchases of premises and equipment                                           (319,892)                (68,434)
Proceeds from real estate owned sales                                          459,449                 211,708
Purchases of real estate for development                                       (36,286)                (33,424)
Proceeds from sale of real estate acquired for
    development                                                                154,750                   7,195
                                                                  -------------------------- -------------------------
        Net cash provided by investing activities                            1,488,515               1,464,470
                                                                  -------------------------- -------------------------

FINANCING ACTIVITIES
Net change in:
     Deposits - noninterest bearing                                            183,829                   9,825
     Deposits - interest bearing                                            (2,147,432)             (2,231,371)
Proceeds from Federal Home Loan Bank advances                                4,000,000               7,500,000
Repayment of Federal Home Loan Bank advances                                (2,000,000)             (5,500,000)
Proceeds from other borrowings                                                      --                 624,000
Repayment of other borrowings                                                       --              (1,305,249)
Purchase of stock                                                                   --                  (7,800)
Cash dividends                                                                 (71,649)                (71,829)
                                                                  -------------------------- -------------------------
        Net cash used by financing activities                                  (35,252)               (982,424)
                                                                  -------------------------- -------------------------

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                  -------------------------- -------------------------
                                                                                2002                   2001
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      2,195,119                 684,075

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3,600,968               3,214,406
                                                                  -------------------------- -------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   5,796,087            $  3,898,481
                                                                  ========================== =========================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                            $   1,115,081            $  1,543,271
Income tax paid                                                                 72,565                 139,174


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of those expected for the remainder of the year. The consolidated condensed balance sheet of the Company as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE B: Earnings Per Share

Earnings per share (EPS) were computed as follows:

For the Three Months Ended
December 31,                                         2002                                       2001
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $ 80,955    1,289,395      $  0.06         $147,246    1,261,358      $  0.12
                                                              =============                              =============
Effect of Dilutive Securities                  0        4,951                             0        1,178
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $ 80,955    1,294,346      $  0.06      $  147,246     1,262,536      $  0.12
                                   ========================================    =======================================


For the Six Months Ended
December 31,                                         2002                                       2001
                                    ---------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                       Income       Shares       Amount           Income       Shares       Amount
                                    ---------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                $ 184,854    1,287,473      $  0.14        $ 234,069    1,260,191      $  0.19
                                                              =============                              =============
Effect of Dilutive Securities                  0        2,736                             0        1,300
                                    --------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                $ 184,854    1,290,209      $  0.14        $ 234,069    1,261,491      $  0.19
                                    =======================================    =======================================

NOTE C:  Other Comprehensive Income

                                                                                                  2002
                                                                                                   Tax
For the Three Months Ended                                                    Before-Tax        (Expense)      Net-of-Tax
December 31                                                                     Amount           Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the quarter                         $ (42,367)        $ 16,767     $ (25,600)
  Less: reclassification adjustment for losses realized in
    net income                                                                  (178,494)          70,684      (107,810)
                                                                          -----------------------------------------------
Other comprehensive income                                                     $ 136,127         $(53,917)    $  82,210
                                                                          ===============================================


                                                                                                  2001
                                                                                                  Tax
For the Three Months Ended                                                   Before-Tax         (Expense)      Net-of-Tax
December 31                                                                   Amount             Benefit         Amount
Unrealized losses on securities:
  Unrealized holding gains arising during the quarter                          $   7,761         $ (3,073)    $   4,688
  Less: reclassification adjustment for gains realized in
    net income                                                                    10,505           (4,160)        6,345
                                                                          -----------------------------------------------
Other comprehensive loss                                                       $  (2,744)        $  1,087     $  (1,657)
                                                                          ===============================================


                                                                                                  2002
                                                                                                   Tax
For the Six Months Ended                                                      Before-Tax        (Expense)      Net-of-Tax
December 31                                                                     Amount           Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                            $ (68,890)        $ 27,273     $ (41,617)
  Less: reclassification adjustment for losses realized in
    net income                                                                  (178,494)          70,684      (107,810)
                                                                          -----------------------------------------------
Other comprehensive income                                                     $ 109,604         $(43,411)    $   6,193
                                                                          ===============================================


                                                                                                  2001
                                                                                                   Tax
For the Six Months Ended                                                      Before-Tax        (Expense)      Net-of-Tax
December 31                                                                    Amount            Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                            $ (29,536)        $ 11,701     $ (17,835)
  Less: reclassification adjustment for gains realized in
    net income                                                                    10,505           (4,160)        6,345
                                                                          -----------------------------------------------
Other comprehensive loss                                                       $ (40,041)        $ 15,861    $  (24,180)
                                                                          ===============================================

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

During the quarter, the Bank recorded $12,000 as its share of net operating losses from the project, reducing its net investment to $532,000 at December 31, 2002. Income tax credits related to this investment reduced the Company's second quarter federal income tax expense by $27,000.

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


Financial Condition

At December 31, 2002, total assets were $66.9 million. Accumulated cash from loan payments and pay-offs increased total assets $212,000 since June 30, 2002. During that six-month period, loan repayments outpaced new originations and reduced outstanding loans 2.9% to $51.7 million from $53.1 million. Cash and cash equivalents increased 61.0% to $5.8 million compared to six months earlier. Investment securities decreased 13.0% to $4.0 million at December 31, 2002 from $4.6 million at June 30, 2002. This decrease reflects repayment of a $500,000 callable agency bond and the $178,000 asset write-down to recognize decreased value of impaired equity securities during the second fiscal quarter.

The allowance for loan losses decreased 2.0% to $337,000 from $344,000 six months earlier. Net loan losses for six-month period ended December 31, 2002 were $122,000 compared to $21,000 for the year-earlier period. Periodic provisions to loan loss allowances reflect management's view of risk in the Company's entire loan portfolio due to a number of dynamic factors, including current economic conditions, quantity of outstanding loans and loan delinquency trends. Management considered the level of loan loss allowances at December 31, 2002 to be adequate to cover estimated losses inherent in the loan portfolio at that date.

Deposits decreased 4.8% to $39.5 million from $41.5 million at June 30, 2002. Deposits primarily fell due to the withdrawal of large time deposits from local municipalities to fund certain predetermined needs. Non-interest bearing deposits posted a 12.6% increase to $1.6 million at December 31, 2002. Borrowings increased 10.8% to $20.5 million at December 31, 2002 from $18.5 million six months earlier.

Shareholders' equity was $6.6 million or 9.9% of total assets at December 31, 2002. The Company's book value per share was $4.87 based on 1,356,050 shares outstanding. Factors impacting shareholder equity during the first half of fiscal 2003 included net income, two quarterly cash dividends totaling $.06 per share, a $66,000 reduction in unrealized loss on securities available for sale, and the amortization of costs associated with stock-based employee benefit plans.


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2002 and 2001

For the quarter ended December 31, 2002, the Company reported a 44.9% decrease in earnings compared to the same period in 2001. Net income for the fiscal second quarter was $81,000, or $.06 per share, including a $178,000 expense related to impairment of equity securities. Net income for the same period last year was $147,000, or $.12 per share. Excluding the charge for impaired assets of $178,000, the Company earned $193,000 or $.15 per share for the quarter-ended December 31, 2002.

Interest income on loans decreased to $1.2 million from $1.3 million in the year-earlier period, but was unchanged from the quarter ended September 30, 2002. The decrease primarily resulted from a lower volume of loans outstanding. Compared to the same period a year earlier, total interest income decreased 6.0% or $86,000.

The decrease in interest income was more than offset by lower interest expense. Interest expense for deposits and borrowings decreased 23.4% to $536,000 from $700,000 for the second fiscal quarter a year earlier. Maturity of higher rate certificates of deposit and borrowings in a period of lower interest rates led to an overall decline in the cost of funds. The Company's cost of funds fell 107 basis points to 3.47% for the quarter ended December 2002 from 4.54% a year earlier.

The Company's net interest margin for the quarter ended December 31, 2002 increased to 5.1%, compared to 4.6% for the quarter ended December 31, 2001. Net interest income before the provision for loan losses increased 10.9% to $805,000 for the three months ended December 31, 2002, compared to $726,000 a year earlier.

Loan loss provisions for the second fiscal quarter totaled $45,000. Loan loss provisions for the year-earlier period were $46,000. These provisions were required to maintain the Company's loan loss allowance at an adequate level. Risks associated with loan delinquencies and recent adverse bankruptcy trends may prompt increases in future loan losses provisions.

Non-interest income was negative $75,000 for the quarter because of charges recorded to reduce the carrying value of certain stock investments. Losses recognized on securities available for sale amounted to $178,000 compared to gains of $11,000 for the quarter ended December 31, 2001. Excluding the charge for impaired assets of $178,000, other non-interest income increased 20.9% to $104,000 from $86,000 for the year-earlier period. The largest increase came from gain on sale of real estate acquired for development of $38,000 compared to $5,000 for the same period a year earlier.

The impairment expense, discussed above, was taken to reflect the reduced value of Union Acceptance Corporation (ticker symbol "UACAQ") stock purchased in 1997 and Allegiance Telecom, Inc. (ticker symbol "ALGX") stock purchased in 2001 and early 2002. Management opted to take these charges based on a belief that a substantial rebound in market value for these securities is unlikely. At December 31, 2002, UACAQ had a market value of $.62 per share and ALGX was valued at $.67 per share.

Non-interest expense increased 3.7% to $584,000 from $563,000 for the quarter-ended December 31, 2001. Contributing to the overall increase, expenses related to repossession, repair and disposition of loan collateral more than doubled to $42,000 for the second fiscal quarter, from $18,000 for the same period a year earlier. In addition, salaries and employee benefits increased by 9.0% to $314,000 from $288,000.


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2002 and 2001

For the six-month period ended December 31, 2002, net income fell 20.9% to $185,000, or $.14 earnings per share, including a $178,000 expense related to impairment of equity securities. Net income was $234,000 or $.19 earnings per share for the six months ended December 31, 2001. Excluding the charge for impaired assets, discussed above, the Company earned $304,000 or $.23 per share for the six months ended December 31, 2002.

Net interest income before the provision for loan losses increased 14.3% to $1.6 million from $1.4 million, for the year-earlier period due to lower interest expense. Interest expense for deposits decreased $344,000 or 35.1% while interest expense for borrowings decreased $56,000 or 10.6%. Lower interest rates led to the decline in interest expense which more than offset a decline in interest income. Interest income decreased 6.9% to $2.7 million from $2.9 million. Most of this decrease was due to a contraction in loans outstanding and a lower average yield on earning assets compared to the same six-month period a year earlier.

Non-interest income swung negative for the first half of fiscal 2003 due to $178,000 in charges recorded to recognize the reduced value of securities available for sale. Non-interest income decreased to negative $4,000 from positive $143,000 for the six-month period ended December 31, 2001, which included gain of $11,000 on sale of securities available for sale. Excluding expenses for impaired assets, non-interest income posted an increase of 22.4% to $174,000. For the six months ended December 31, 2002, gain on the sale of real estate acquired for development increased to $66,000 from $21,000 for the year-earlier period.

Non-interest expense increased 6.1% to $1.2 million for the six-month period ended December 31, 2002. Expenses incurred to acquire and dispose of repossessed loan collateral increased to $73,000 from $44,000 for the same six-month period a year earlier. In addition, salaries and employee benefits increased 7.5% to $648,000 from $603,000.


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

Loan loss provisions increased to $115,000 for the six months ended December 31, 2002, from $63,000 for the year-earlier period. The increase in loan loss provisions reflect management's assessment of various risk factors including, but not limited to, the level and trend of loan delinquencies, and the effectiveness of collection efforts. At December 31, 2002, after net losses and recoveries, the allowance for loan losses was $337,000 or 0.65% of total loans, compared to $344,000 or 0.65% at June 30, 2002.

Management considered the allowance for loan losses at December 31, 2002 to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time. A persistence of adverse loan delinquency, foreclosure and general economic trends may require additional future increases in the Bank's allowance for loan losses.

The following table compares activity in the allowance for loan losses for the six months ended December 31, 2002 and 2001.

Balance, July 1, 2002          $344,110   Balance, July 1, 2001        $392,268
Provision for loan losses       115,000   Provision for loan losses      63,000
Recoveries                           --   Recoveries                         --
Loans charged off              (122,349)  Loans charged off             (21,475)
                               --------                                ---------
Balance, December 31, 2002     $336,761   Balance, December 31, 2001   $433,793
                               --------                                ---------

Loans delinquent 90 days or more decreased to $608,000 or 1.2% of total loans at December 31, 2002, compared to $639,000 or 1.2% of total loans at June 30, 2002. At December 31, 2002, non-performing assets were $1.1 million or 1.7% of total assets, compared to $1.1 million or 1.6% of assets at June 30, 2002. Non-performing assets included $517,000 in Real Estate Owned ("REO") and other repossessed properties at December 31, 2002, compared to $427,000 six months earlier.

At December 31, 2002, the Company had 20,000 shares of Union Acceptance Corporation (UACAQ) stock with a cost basis of $177,000 and 2,000 shares of Allegiance Telecom, Inc. (ALGX) stock with a cost basis of $15,000. On December 31, 2002, UACAQ stock had a market value of $.62 per share and ALGX was valued at $.67 per share. During the quarter ending December 31, 2002, the Company reflected the decline in market value of these stocks as permanent and recorded a $178,000 loss in the income statement.

At December 31, 2002, unrealized market loss on equity securities available for sale was $232,000. A deferred tax asset of $42,000 relates to unrealized tax benefits associated with these below-market securities. In future periods, the Company may need to establish a valuation allowance for any deferred tax asset amount associated with below-market equity securities if it is more likely than not that the deferred tax asset will not be realized. The establishment of this valuation allowance would increase income tax expense and lower net income.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 2002 and June 30, 2002, cash and interest-bearing deposits totaled $5.8 million and $3.6 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments", excess borrowing capacity was approximately $3.4 million at the end of the second quarter. At December 31, 2002, borrowing from the FHLB totaled $20.5 million.

At December 31, 2002, borrowings other than FHLB advances totaled $5,000. The Bank's service corporation, BSF Inc., borrowed these funds for purposes of purchasing land for use in its real estate development operations.

Shareholders' equity was $6.6 million or 9.9% of total assets at December 31, 2002 compared to $6.4 million or 9.6% of total assets at June 30, 2002. The Company's book value per share at December 31 and June 30, 2002, respectively, was $4.87 and $4.71. Book value per share calculations were based on 1,356,050 shares outstanding for both December 31, 2002 and June 30, 2002..

All regulatory capital requirements for the Bank were met as of December 31, 2002. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of December 31, 2002.


                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 ----------- ---------- ----------- ----------- ----------- ----------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 ----------- ---------- ----------- ----------- ----------- ----------

Total capital *(to risk weighted assets)            $5,647      13.4%     $3,369        8.0%        $4,212    10.0%

Tier 1 capital *(to risk weighted assets)            5,310      12.6%      1,685        4.0%         2,527     6.0%

Tier 1 capital *(to total assets)                    5,310       8.1%      2,628        4.0%         3,285     5.0%

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

At September 30, 2002, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's MV would decrease 26.2% and 59.4% in the event of 200 and 400 basis point increases in market interest rates respectively. It is estimated that the same 200 and 400 basis point increases in market interest rates would have decrease MV 14.5% and 48.0% respectively at September 30, 2001. The Bank's MV at September 30, 2002 would increase 16.2% and 33.7% in the event of 200 and 400 basis point decreases in market rates, respectively. A year earlier, 200 and 400 basis point decreases in market rates would have increased MV 12.2% and 6.4% respectively.

Presented below, as of September 30, 2002 and 2001, is an analysis of the Bank's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market rates. Based on the current rate environment a 400 basis point decrease is not reasonable and that increment has not been included.

                                                          September 30, 2002
                                                   Market Value Summary Performance
                                                                                                        MV as % of
                                                                                                    Present Value (PV)
           Change                           Market Value                                                 of Assets
           In Rates              $ Amount             $ Change             % Change           MV Ratio                Change
           --------              --------             --------             --------           --------                ------
                                    (Dollars in thousands)
           +400 bp*               $2,877              $ (4,215)            (59.43)%             4.62%                (558) bp
           +200 bp                 5,237                (1,854)            (26.15)              7.92                 (228) bp
              0 bp                 6,249                     0               0.00              10.20                   --
           -200 bp                 8,243                 1,151              16.23              11.39                  119  bp

*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

          Pre-Shock MV Ratio:  MV as % of PV of Assets            10.20%
          Exposure Measure:  Post-Shock MV Ratio                   7.92%
          Sensitivity Measure:  Change in MV Ratio                228 bp


                                                          September 30, 2001
                                                   Market Value Summary Performance
                                                                                                MV as % of
                                                                                           Present Value (PV)
           Change                           Market Value                                         of Assets
           In Rates              $ Amount             $ Change             % Change           MV Ratio                Change
           --------              --------             --------             --------           --------                ------
                                    (Dollars in thousands)
           +400 bp*              $3,029               $(2,797)             (48.01)%             4.83%                (367) bp
           +200 bp                4,980                  (847)             (14.54)              7.49                  (98) bp
              0 bp                5,827                     0                0.00               8.47                   --
           -200 bp                5,114                  (713)             (12.23)              7.35                 (112) bp

*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

          Pre-Shock MV Ratio:  MV as % of PV of Assets             8.47%
          Exposure Measure:  Post-Shock MV Ratio                   7.35%
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

Both director nominees were elected, and the appointment of auditors was also approved and ratified by a majority of 1,356,050 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

     Director Nominees              For          Against   Abstain      Non-Vote
     -----------------              ---          -------   -------      --------
Frank R. Stewart - 3 years       1,029,374       43,274                 283,402
                                                             -
Tad Wilson - 3 years             1,043,607       29,041                 283,402
                                                             -

     Other Matters
     -------------
Auditors                         1,064,058        4,100    2,197        285,695


The other directors continuing in office after the annual meeting are: Robert W. Raper, John T. Gillaspy, Stephen Parrish, Kurt D. Rosenberger and Gary M. Monnett.

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


(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ended December 31,2002.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HOME FINANCIAL BANCORP


Date:    February 14, 2003               By:/s/ Kurt D. Rosenberger
                                            ------------------------------------
                                            Kurt D. Rosenberger
                                            President and
                                            Chief Executive Officer




Date:    February 14, 2003               By:/s/ Gary M. Monnett
                                            ------------------------------------
                                            Gary M. Monnett
                                            Executive Vice President and
                                            Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 14, 2003

                                         /s/ Kurt D. Rosenberger
                                         ---------------------------------------
                                         Kurt D. Rosenberger
                                         Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 14, 2003

                                         /s/ Gary M. Monnett
                                         ---------------------------------------
                                         Gary M. Monnett
                                         Chief Executive Officer

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

Signed this 14th day of February, 2003.


/s/ Kurt D. Rosenberger                  /s/ Gary M. Monnett
---------------------------------        ---------------------------------------
(Signature of Authorized Officer)        (Signature of Authorized Officer)


Kurt D. Rosenberger                      Gary M. Monnett
---------------------------------        ---------------------------------------
(Typed Name)                             (Typed Name)



Chief Executive Officer                  Chief Financial Officer
---------------------------------        ---------------------------------------
(Title)                                  (Title)