Form 10QSB
period 2003-03-31
HOME FINANCIAL BANCORP
filed 2003-05-15
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
        (Exact name of small business issuer as specified in its charter)

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

                                 (812) 829-2095

                (Issuer's telephone number, including area code)

The number of shares of the Registrant's common stock, without par value, outstanding as of May 1, 2003 was 1,356,050.

Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index
                                                                        Page No.
Forward Looking Statements                                                    2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets as of
            March 31, 2003 (Unaudited) and June 30, 2002                      3

            Consolidated Condensed Statements of Income for the three
            months ended March 31, 2003 and 2002
            (Unaudited)                                                       4

            Consolidated Condensed Statements of Income for the nine
            months ended March 31, 2003 and 2002
            (Unaudited)                                                       5

            Consolidated Condensed Statements of Shareholders' Equity
            for the nine months ended March 31, 2003 and 2002
            (Unaudited)                                                       6

            Consolidated Condensed Statements of Cash Flows for the
            nine months ended March 31, 2003 and 2002
            (Unaudited)                                                       7

            Notes to Consolidated Condensed Financial Statements              9

Item 2.   Management's Discussion and Analysis or Plan of Operation          12

Item 3.   Controls and Procedures                                            20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  21
Item 2.   Changes in Securities                                              21
Item 3.   Defaults Upon Senior Securities                                    21
Item 4.   Submission of Matters to a Vote of Security Holders                21
Item 5.   Other Information                                                  21
Item 6.   Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                   22

CERTIFICATIONS                                                               23

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

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      March 31,         June 30,
                                                         2003             2002
                                                     -----------    ------------
                                                     (Unaudited)
ASSETS
   Cash                                              $   526,457    $   344,170
   Short-term interest-bearing deposits                4,578,756      3,256,798
                                                     -----------    ------------
     Total cash and cash equivalents                   5,105,213      3,600,968
   Investment securities available for sale            3,408,055      4,626,293
   Loans                                              49,073,175     53,051,031
   Allowance for loan losses                           (358,643)       (344,110)
                                                     -----------    ------------
     Net loans                                        48,714,532     52,706,921
   Real estate acquired for development                  523,231        608,416
   Premises and equipment                              2,059,739      1,832,315
   Federal Home Loan Bank stock                        1,100,000      1,100,000
     Interest receivable                                 400,016        423,738
     Investment in limited partnership                   530,655        558,167
     Other assets                                      1,161,199      1,289,558
                                                     -----------    ------------
     Total assets                                    $63,002,640    $66,746,376
                                                     ===========    ============
LIABILITIES
   Deposits
      Noninterest-bearing deposits                   $ 1,774,256    $ 1,456,601
      Interest-bearing deposits                       36,749,702     39,999,730
                                                     -----------    ------------
            Total deposits                            38,523,958     41,456,331
   Advances from Federal Home Loan Bank and
            other borrowings                          17,500,000     18,504,900
   Other liabilities                                     314,639        403,833
                                                     -----------    ------------
     Total liabilities                                56,338,597     60,365,064
                                                     -----------    ------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
   Preferred stock, without par value:
     Authorized and unissued - 2,000,000 shares               --             --
   Common stock, without par value:
     Authorized - 5,000,000 shares
     Issued - 1,356,050 shares and 1,356,050           3,238,550      3,217,219
   Retained earnings                                   3,669,996      3,498,891
     Unearned compensation                               (51,036)       (59,665)
     Unearned ESOP shares                               (104,157)      (132,795)
   Accumulated other comprehensive loss                  (89,310)      (142,338)
                                                     -----------    ------------
     Total shareholders' equity                        6,664,043      6,381,312
                                                     -----------    ------------
     Total liabilities and shareholders' equity      $63,002,640    $66,746,376
                                                     ===========    ============


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                               March 31,
                                                     -----------    ------------
                                                        2003            2002
                                                     -----------    ------------
                                                             (Unaudited)
Interest income
     Loans                                           $ 1,174,471    $ 1,329,265
     Deposits with financial institutions                 11,685         15,524
     Investment securities                                44,630         60,046
     Federal Home Loan Bank stock                         14,933         16,274
                                                     -----------    ------------
         Total interest income                         1,245,719      1,421,109
                                                     -----------    ------------
Interest expense
     Deposits                                            280,806        372,377
    Advances from Federal Home Loan Bank and
          other borrowings                               213,628        252,910
                                                     -----------    ------------
         Total interest expense                          494,434        625,287
                                                     -----------    ------------
Net interest income                                      751,285        795,822
     Provision for losses on loans                        65,000         51,000
Net interest income after provision for
    losses on loans                                      686,285        744,822
                                                     -----------    ------------
Other income
     Service charges on deposit accounts                  53,284         51,366
    Gain on sale of real estate acquired for
          development                                      4,809         32,105
     Net loss on available for sale
          securities                                          --        (14,158)
     Equity in loss of limited partnership               (19,850)       (12,000)
     Other income                                         36,656          4,912
                                                     -----------    ------------
         Total other income                               74,899         62,225
                                                     -----------    ------------
Other expenses
     Salaries and employee benefits                      318,222        297,334
     Net occupancy expenses                               40,725         41,232
     Equipment expenses                                   16,309         22,941
     Deposit insurance expense                             5,085          2,005
     Computer processing fees                             57,459         57,111
     Legal and accounting fees                            20,526         49,356
     Printing and supplies                                10,420         13,200
     Director and committee fees                          12,450         14,250
     Advertising expense                                   7,580          7,688
     Other expenses                                      114,622         94,665
                                                     -----------    ------------
         Total other expenses                            603,398        599,782
                                                     -----------    ------------
Income before income taxes                               157,786        207,265
     Income tax expense                                   64,060         57,420
                                                     -----------    ------------
Net income                                           $    93,726    $   149,845
                                                     ===========    ============

Basic and diluted net income per share               $       .07     $      .12

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                           Nine Months Ended
                                                               March 31,
                                                     ---------------------------
                                                        2003            2002
                                                     -----------    ------------
                                                             (Unaudited)
Interest income
    Loans                                            $ 3,662,151    $ 3,975,148
    Interest-bearing deposits                             54,429         61,666
    Investment securities                                165,101        222,558
    Other interest and dividend income                    48,205         55,090
                                                     -----------    ------------
        Total interest income                          3,929,886      4,314,462
                                                     -----------    ------------
Interest expense
    Deposits                                             919,026      1,355,083
    Advances from Federal Home Loan Bank and
     other borrowings                                    681,100        776,045
                                                     -----------    ------------
        Total interest expense                         1,600,126      2,131,128
                                                     -----------    ------------
Net interest income                                    2,329,760      2,183,334
    Provision for losses on loans                        180,000        114,000
                                                     -----------    ------------
Net interest income after provision for
  losses on loans                                      2,149,760      2,069,334
                                                     -----------    ------------
Other income
    Service charges on deposit accounts                  159,901        160,342
    Gain on sale of real estate acquired for
          development                                     70,605         52,704
     Net loss on available for sale
          securities                                    (178,494)        (3,653)
    Equity in loss of limited partnership                (46,239)       (36,000)
    Other income                                          65,403         31,999
                                                     -----------    ------------
        Total other income                                71,176        205,392
                                                     -----------    ------------
Other expenses
    Salaries and employee benefits                       966,259        900,631
    Net occupancy expenses                               114,539        125,395
    Equipment expenses                                    61,882         74,858
    Deposit insurance expense                              8,620          5,702
    Computer processing fees                             197,316        171,641
    Legal and accounting fees                             66,845        150,167
     Printing and supplies                                48,344         40,360
     Director and committee fees                          38,550         46,400
     Advertising expenses                                 21,485         30,524
    Other expenses                                       311,709        215,124
                                                     -----------    ------------
        Total other expenses                           1,835,549      1,760,802
                                                     -----------    ------------
Income before income taxes                               385,387        513,924
    Income tax expense                                   106,807        130,010
                                                     -----------    ------------
Net income                                           $   278,580    $   383,914
                                                     ===========    ============
Basic net income per share                           $       .22    $       .30
Diluted net income per share                         $       .21    $       .30

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        2003            2002
                                                     -----------    ------------
                                                             (Unaudited)

Balance, July 1                                      $ 6,381,312    $ 5,946,238
Net income                                               278,580        383,914
Common stock repurchased                                       0        (11,741)
Fair value adjustment of ESOP shares                      21,331         18,524
ESOP shares earned                                        28,638         29,811
RRP shares earned                                          8,629         28,537
Net change in unrealized gain (loss) on securities        53,027        (19,986)
Cash dividends                                         (107,474)       (107,624)
                                                     -----------    ------------
Balance, March 31                                    $ 6,664,043    $ 6,267,673
                                                     ===========    ============

See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2003           2002
                                                     -----------    ------------
                                                             (Unaudited)

OPERATING ACTIVITIES
Net income                                           $   278,580    $   383,914
Adjustments to reconcile net income to net cash
  Provided by operating activities:
     Provision for loan losses                           180,000        114,000
     Depreciation                                         94,959        107,103
     Investment securities losses                        178,494          3,653
     Gain on sale of foreclosed assets                   (33,681)       (22,359)
     Gain on sale of real estate for development         (70,605)       (52,704)
     Loss from operations of limited partnership          27,512         36,000
     Change in interest receivable                        23,721        (36,149)
     Fair value adjustment of ESOP shares                 21,331         18,524
     Amortization of unearned ESOP shares                 28,638         29,811
     Amortization of unearned RRP shares                   8,629         28,537
     Other adjustments                                   347,946       (103,519)
                                                     -----------    ------------
        Net cash provided by operating activities      1,085,524        506,811
                                                     -----------    ------------

INVESTING ACTIVITIES
Purchases of securities available for sale            (1,083,361)       (80,952)
Proceeds from sales of securities available for sale          --        163,999
Proceeds from maturities and repayments of investment
   securities available for sale                       2,170,822      1,498,358
Net changes in loans                                   2,949,051        879,186
Purchases of premises and equipment                     (322,384)       (70,381)
Proceeds from real estate owned sales                    615,999        290,106
Purchases of real estate for development                 (55,846)       (62,840)
Proceeds from sale of real estate acquired for
   development                                           189,187        109,145
                                                     -----------    ------------
   Net cash provided by investing activities           4,463,468      2,726,621
                                                     -----------    ------------

FINANCING ACTIVITIES
Net change in:
     Deposits - noninterest bearing                      317,655        461,873
     Deposits - interest bearing                      (3,250,028)       505,839
Proceeds from Federal Home Loan Bank advances          6,000,000     10,000,000
Repayment of Federal Home Loan Bank advances          (7,000,000)   (11,000,000)
Proceeds from other borrowings                                --        624,000
Repayment of other borrowings                           (4,900)      (1,919,138)
Purchase of stock                                             --        (11,741)
Cash dividends                                          (107,474)      (107,684)
                                                     -----------    ------------
 Net cash used by financing activities                (4,044,747)    (1,446,851)
                                                    ============    ============

                                                         Nine Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2003            2002
                                                     -----------    ------------
                                                            (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                1,504,245      1,786,581

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,600,968      3,214,406
                                                     -----------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 5,105,213    $ 5,000,987
                                                     ===========    ============
ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                        $ 1,612,764    $ 2,183,657
Income tax paid                                          108,015        165,009


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. These consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's
Form 10-KSB annual report for 2002 filed with the Securities and Exchange Commission. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of those expected for the remainder of the year. The consolidated condensed balance sheet of the Company as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.


NOTE B: Earnings Per Share

Earnings per share (EPS) were computed as follows:

For the Three Months Ended
                  March 31,                       2003                                       2002
                                  ----------------------------------------------------------------------------
                                                Weighted      Per                          Weighted      Per
                                   Net          Average      Share              Net        Average      Share
                                  Income        Shares       Amount           Income       Shares       Amount
                                  ----------------------------------------------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders           $ 93,726      1,295,574    $  0.07          $149,845    1,277,440     $ 0.12
                                                             =======                                    ======
Effect of Dilutive Securities            0          8,433                            0          509
                                  --------      ---------                     --------    ---------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders           $ 93,726      1,304,007    $  0.07          $149,845    1,277,949     $ 0.12
                                  ========      =========    =======          ========    =========     ======

For the Nine Months Ended
                 March 31,                        2003                                       2002
                                  ----------------------------------------------------------------------------
                                                Weighted      Per                          Weighted      Per
                                    Net         Average      Share             Net         Average      Share
                                   Income       Shares       Amount           Income       Shares       Amount
                                  ----------------------------------------------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders           $278,580      1,291,614    $  0.22           $383,914   1,265,945     $ 0.30
                                                             =======                                    ======
Effect of Dilutive Securities            0          4,641                             0       1,037
                                  --------      ---------                     --------    ---------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders           $278,580      1,296,255    $  0.21           $383,914   1,266,982     $ 0.30
                                  ========      =========    =======          ========    =========     ======



NOTE C:  Other Comprehensive Income

                                                                                            2003
                                                                                             Tax
For the Three Months Ended                                               Before-Tax       (Expense)       Net-of-Tax
March 31                                                                   Amount          Benefit          Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the quarter                   $ (21,746)       $   8,581       $ (13,165)
  Less: reclassification adjustment for losses realized in
    net income                                                                  --               --              --
                                                                         ---------        ---------       ---------
Other comprehensive loss                                                 $ (21,746)       $   8,581       $ (13,165)
                                                                         =========        =========       =========


                                                                                            2002
                                                                                            Tax
For the Three Months Ended                                               Before-Tax       (Expense)       Net-of-Tax
March 31                                                                  Amount           Benefit         Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the quarter                   $  (7,212)       $   2,856       $  (4,356)
  Less: reclassification adjustment for losses realized in
    net income                                                             (14,158)           5,607          (8,551)
                                                                         ---------        ---------       ---------
Other comprehensive income                                               $   6,946        $  (2,751)      $   4,195
                                                                         =========        =========       =========


                                                                                             2003
                                                                                             Tax
For the Nine Months Ended                                                Before-Tax       (Expense)       Net-of-Tax
March 31                                                                   Amount          Benefit          Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                      $ (90,636)       $  35,854       $ (54,782)
  Less: reclassification adjustment for losses realized in
    net income                                                            (178,494)          70,684        (107,810)
                                                                         ---------        ---------       ---------
Other comprehensive income                                               $  87,858        $ (34,830)      $  53,028
                                                                         =========        =========       =========


                                                                                            2002
                                                                                             Tax
For the Nine Months Ended                                                Before-Tax       (Expense)       Net-of-Tax
March 31                                                                   Amount          Benefit          Amount
Unrealized losses on securities:
  Unrealized holding losses arising during the year                      $ (36,747)       $  14,555       $ (22,192)
  Less: reclassification adjustment for losses realized in
    net income                                                              (3,653)           1,447          (2,206)
                                                                         ---------        ---------       ---------
Other comprehensive loss                                                 $ (33,094)       $  13,108       $ (19,986)
                                                                         =========        =========       =========

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

The Company's subsidiary Bank entered into a Partnership Agreement with Area Ten Development, Inc., ("Area Ten") a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of Cunot Apartments, L.P., a low income senior housing project. The total cost of the project was approximately $1.4 million. The Bank purchased a 99% limited partnership interest for approximately $700,000.

During the quarter, the Bank reconciled its records with those of the Area Ten by recording a $19,000 increase to the Bank's investment in the Cunot Apartments, L.P. The Bank also recorded $20,000 as its share of quarterly net operating losses from the project, reducing its net investment to $531,000 at March 31, 2003. Income tax credits related to this investment reduced the Company's third quarter federal income tax expense by $27,000.

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

Critical Accounting Policies

The notes to the consolidated financial statements presented on pages F-7 through F-8 of the Annual Report to Shareholders for the year ended June 30, 2002 contain a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets and real estate acquired for development and the accounting for investment securities.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves. If management were to underestimate the allowance for loan losses, earnings would be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss revenues increase or provisions for loan losses decrease.

Fluctuations in the fair value of investment securities will affect the level of the Company's capital in the case of securities held for sale or earnings in the case of trading securities.

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


Financial Condition

At March 31, 2003, total assets were $63.0 million. Assets decreased $3.7 million or 5.6% since June 30, 2002. During the nine months ended March 31, 2003, outstanding loans decreased $4.0 million or 7.5%. Due to the extended period of low interest rates and management's reluctance to acquire lower earning long-term assets, loan repayments have outpaced new originations during fiscal 2003.

Cash and cash equivalents increased $1.5 million or 41.8% compared to nine months earlier. Investment securities totaled $3.4 million at March 31, 2003, compared to $4.6 million at June 30, 2002. This 26.1% decrease since June 30, 2002 reflects repayment of a $500,000 callable agency bond, the $178,000 write-down of impaired equity securities and accelerated repayments on mortgage-backed securities.

The allowance for loan losses increased 4.4% to $359,000 from $344,000 at June 30, 2002. Allowances were 0.73% and 0.65% of total loans at March 31, 2003 and June 30, 2002, respectively. Net loan losses were $165,000 for the three-quarter period ended March 31, 2003 compared to $140,000 for the year-earlier period. Periodic provisions to loan loss allowances reflect management's view of risk in the Bank's entire loan portfolio due to a number of dynamic factors, including current economic conditions, quantity of outstanding loans, and loan delinquency trends. Management considered the level of loan loss allowances at March 31, 2003 to be adequate to cover estimated losses inherent in the loan portfolio at that date.

Deposits decreased 7.1% to $38.5 million from $41.5 million at June 30, 2002. Deposits declined due to the withdrawal of maturing time deposits held by local municipalities and out-of-area deposit brokers. Non-interest bearing deposits increased 21.8% to $1.8 million at March 31, 2003. Borrowings decreased 5.4% to $17.5 million from $18.5 million nine months earlier.

Shareholders' equity was $6.7 million or 10.6% of total assets at March 31, 2003. The Company's book value per share was $4.91 based on 1,356,050 shares outstanding. Factors impacting shareholder equity during the first nine months of fiscal 2003 included net income, three quarterly cash dividends totaling $.09 per share, a $30,000 net decrease in the market value of securities available for sale, and the amortization of costs associated with stock-based employee benefit plans.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2003 and 2002

For the quarter ended March 31, 2003, the Company reported a 37.3% decrease in earnings compared to the same period in 2002. Net income for the fiscal third quarter was $94,000, or $.07 per share. The Company reported record quarterly earnings for the same period last year. Net income was $150,000, or $.12 diluted earnings per common share for the quarter ended March 31, 2002. Third quarter 2003 net income was lower due to a decline in income from loans.

Interest income from loans decreased $155,000 or 11.6% to $1.2 million for the three months ended March 31, 2003, compared to the same period in 2002. In addition, income from loans was lower by $69,000 or 5.5% compared to the fiscal second quarter ended December 31, 2002. These comparative decreases from prior periods were primarily the result of a smaller portfolio of outstanding loans. Income from interest-bearing deposits, investment securities and Federal Home Loan Bank stock decreased $21,000 or 22.4% due to a decrease in the yield earned on deposits and a decrease in the balance of mortgage-backed securities outstanding. Compared to the same period a year earlier, total interest income decreased $175,000 or 12.3%.

The decrease in interest income was only partially offset by lower interest expense. Interest expense for deposits and borrowings decreased $131,000 or 20.9%. A decrease in the cost and volume of deposits coupled with a decline in the cost and volume of borrowings led to the drop in interest expense.

The Company's net interest margin was 5.0% for the quarters ended March 31, 2003 and 2002. Net interest income before the provision for loan losses decreased $45,000 or 5.6% to $751,000 for the three months ended March 31, 2003, compared to a year earlier. The provision for loan losses increased to $65,000 for third quarter 2003, compared to $51,000 for third quarter 2002.

Non-interest income increased 20.9% to $75,000, compared to $62,000 for the third quarter ended March 31, 2002. Part of the increase was related to an $18,000 adjustment to the value of the Bank's investment in the Cunot Apartments, L.P. In addition, certain expenses which had in the past been netted against service fee income were reclassified as "other expense". Gain on sale of real estate acquired for development totaled $5,000, compared to $32,000 for the same period a year earlier. No investment securities sales were reported for third quarter 2003 compared to a net loss of $14,000 on sale of securities during the year-earlier period.

Non-interest expense increased to $603,000 for the three months ended March 31, 2003, compared to $600,000 for the same period last year. Higher collateral repossession, repair and disposition expenses and the reclassification of certain deposit service costs contributed to the increase in non-interest expense. Also, salaries and employee benefits increased $21,000 or 7.0%. Partially offsetting the overall increase, legal and professional fees decreased 58.4% and equipment expense decreased by 28.9%.

The Company's effective tax rate increased to 40.6% for the three months ended March 31, 2003 compared to an effective rate of 27.7% for the same period in 2002. The increase in the effective tax rate results principally from an adjustment to tax expense to account for the inability of the Company to fully recognize the benefits of capital losses incurred tin the current fiscal year from the write-down of certain securities. The increase due to the adjustment relating to the capital losses was offset to some extent by an increase in income tax credits recognized during third quarter 2003 to $27,000 from $24,000 in the year-earlier period.


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2003 and 2002

For the nine-month period ended March 31, 2003, net income fell 27.3% to $279,000, or $.21 diluted earnings per common share compared to $384,000 or $.30 diluted earnings per common share for the nine months ended March 31, 2002. The decrease in net income resulted from $178,000 in charges recorded in the second quarter to recognize the reduced value of certain investment securities available for sale.

Net interest income before the provision for loan losses increased 6.7% to $2.3 million from $2.2 million for the year-earlier period due to lower interest expense. Interest expense for deposits decreased $436,000 or 32.2% while expense for borrowings decreased $95,000 or 12.2%. Lower interest rates were mainly responsible for the decline in interest expense which more than offset a decline in interest income for the first three-quarters of fiscal 2003. Interest income from loans decreased $313,000 or 7.9% compared to the year-earlier period. Total interest income decreased $385,000 or 8.9% to $3.9 million. Most of the decrease was due to a contraction in loans outstanding and a lower average yield on earning assets compared to the same nine-month period a year earlier.

Non-interest income declined 65.3% to $71,000 from $205,000 for the nine-month period ended March 31, 2002. Most of the decrease was due to the $178,000 second quarter charge for impaired assets. In addition, the net operating loss on the Bank's investment in the Cunot Apartments, L.P. increased to $46,000 from $36,000 for the year-earlier nine-month period. Partially offsetting the overall decrease, gain on sale of real estate acquired for development increased to $71,000 from $53,000 last year.

Non-interest expense increased 4.2% to $1.8 million for the nine months ended March 31, 2003. Salaries and employee benefits increased $66,000 or 7.3%. Legal and other professional fees decreased $83,000 or 55.5%. Expenses incurred to acquire and dispose of repossessed loan collateral contributed to the increase while decreases in equipment, net occupancy and advertising expenses partially offset the overall increase in non-interest expense.

The Company's effective tax rate increased to 27.7% for the nine months ended March 31, 2003 compared to an effective rate of 25.3% for the same period in 2002. The increase in the effective tax rate results principally from an adjustment to tax expense to account for the inability of the Company to fully recognize the benefits of capital losses incurred tin the current fiscal year from the write-down of certain securities. The increase due to the adjustment relating to the capital losses was offset to some extent by an increase in income tax credits recognized during the nine months ended March 31, 2003 to $81,000 from $72,000 in the year-earlier period.


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

Loan loss provisions increased to $180,000 for the nine-months ended March 31, 2003, from $114,000 for the year-earlier period. This increase reflects management's assessment of various risk factors, most particularly the level and trend of loan delinquencies and foreclosures. At March 31, 2003, after net losses and recoveries, the allowance for loan losses was $359,000 or 0.73% of total loans, compared to $344,000 or 0.65% at June 30, 2002.

Management considered the allowance for loan losses at March 31, 2003 to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time. A persistence of adverse loan delinquency, foreclosure and general economic trends may require additional future increases in the Bank's allowance for loan losses.

The following table compares activity in the allowance for loan losses for the nine months ended March 31, 2003 and 2002.

Balance, July 1, 2002       $344,110        Balance, July 1, 2001      $392,268
Provision for loan losses    180,000        Provision for loan losses   114,000
Recoveries                        --        Recoveries                       --
Loans charged off           (165,467)       Loans charged off          (139,596)
                            --------                                   --------
Balance, March 31, 2003     $358,643        Balance, March 31, 2002    $366,672
                            ========                                   ========

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

Loans delinquent 90 days or more decreased to $561,000 or 1.1% of total loans at March 31, 2003, compared to $639,000 or 1.2% of total loans at June 30, 2002. Partially due to recent foreclosures, non-performing assets were $1.3 million or 2.1% of total assets at March 31, 2003, compared to $1.1 million or 1.6% of assets at June 30, 2002. Non-performing assets included $731,000 in Real Estate Owned ("REO") and other repossessed properties at March 31, 2003, compared to $427,000 nine months earlier.

At December 31, 2002, the Company had 20,000 shares of Union Acceptance Corporation (UACAQ) stock with a cost basis of $177,000 and 2,000 shares of Allegiance Telecom, Inc. (ALGX) stock with a cost basis of $15,000. During the quarter ending December 31, 2002, the Company reflected the decline in market value of these stocks as permanent and recorded a $178,000 loss in the income statement. At March 31, 2003, unrealized market loss on equity securities available for sale was $243,000.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At March 31, 2003 and June 30, 2002, cash and interest-bearing deposits totaled $5.1 million and $3.6 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments", excess borrowing capacity was approximately $5.5 million at the end of the third quarter. At March 31, 2003, borrowing from the FHLB totaled $17.5 million.

Shareholders' equity was $6.7 million or 10.6% of total assets at March 31, 2003 compared to $6.4 million or 9.6% of total assets at June 30, 2002. The Company's book value per share at March 31, 2003 and June 30, 2002, respectively, was $4.91 and $4.71. Book value per share calculations were based on 1,356,050 shares outstanding for both March 31, 2003 and June 30, 2002.

All regulatory capital requirements for the Bank were met as of March 31, 2003. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of March 31, 2003.

                                                                         Required For            Required To Be
                                                      Actual           Adequate Capital*       Well Capitalized*
                                                ------------------------------------------------------------------
                                                Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                ------------------------------------------------------------------

Total capital *(to risk weighted assets)        $5,737      14.4%      $3,180      8.0%        $3,975      10.0%

Tier 1 capital *(to risk weighted assets)        5,378      13.5%       1,590      4.0%         2,385       6.0%

Tier 1 capital *(to total assets)                5,378       8.7%       2,476      4.0%         3,095       5.0%

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

Management seeks to control the Bank's interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. Management has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, management uses net portfolio value ("NPV") to gauge interest rate risk exposure. Management monitors interest rate risk exposure with quarterly
Interest Rate Risk Exposure Reports produced by the Office of Thrift Supervision, which are based on data submitted with Schedule CMR of the Bank's quarterly Thrift Financial Report.

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of this methodology attempts to quantify interest rate risk as the change in the NPV which would result from theoretical changes in market interest rates.

Due to the abnormally low prevailing interest rate environment, the NPV estimates are currently limited to those for interest rate increases of 300 basis points (1 basis point equals .01%) or less and an interest rate decrease of 100 basis points.

At December 31, 2002, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's NPV would decrease 1.5% and 13.0% in the event of 100 and 300 basis point increases in market interest rates respectively. It is estimated that the same 100 and 300 basis point increases in market interest rates would have caused NPV to increase 8.4% and decrease 17.2% respectively at December 31, 2001. The Bank's NPV at December 31, 2002 would increase 0.4% in the event of a 100 basis point decrease in market rates. A year earlier, a 100 basis point decrease in market rates would have decreased NPV 8.0%.

Presented below, as of December 31, 2002 and 2001, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained shifts in market rates.


                                                           December 31, 2002
                                                Net Portfolio Value Summary Performance

                                                                                          NPV as % of
                                                                                      Present Value (PV)
         Change                         Net Portfolio Value                                         of Assets
        In Rates          $ Amount          $ Change            % Change         NPV Ratio            Change
        --------          --------          --------            --------         ---------           ---------
                              (Dollars in thousands)

        +300 bp*           $8,030          $ (1,198)            (12.98)%           11.83%            (114) bp
        +100 bp             9,088              (141)             (1.53)            12.93               (4) bp
           0 bp             9,228                 0               0.00             12.97               --
        -100 bp             9,264                36               0.39             12.88               (9) bp

*Basis Points.

                                        Interest Rate Risk Measures: 200 Basis Point Rate Shock


                  Pre-Shock MV Ratio:  NPV as % of PV of Assets            12.97%
                  Exposure Measure:  Post-Shock NPV Ratio                  12.54%
                  Sensitivity Measure:  Change in NPV Ratio                   43 bp


                                                           December 31, 2001
                                                Net Portfolio Value Summary Performance

                                                                                          NPV as % of
                                                                                      Present Value (PV)
         Change                         Net Portfolio Value                                         of Assets
        In Rates          $ Amount          $ Change            % Change         NPV Ratio            Change
        --------          --------          --------            --------         ---------           ---------
                          (Dollars in thousands)
        +300 bp*           $4,634          $   (960)            (17.16)%            7.14%            (105) bp
        +100 bp             6,066               472               8.44              8.93               74  bp
           0 bp             5,594                 0               0.00              8.19               --
        -100 bp             5,147              (447)             (7.99)             7.49              (70) bp


*Basis Points.

                                        Interest Rate Risk Measures: 200 Basis Point Rate Shock


                  Pre-Shock MV Ratio:  NPV as % of PV of Assets             8.19%
                  Exposure Measure:  Post-Shock NPV Ratio                   8.19%
                  Sensitivity Measure:  Change in NPV Ratio                    0 bp



Management believes that the NPV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows; weighing each by its appropriate discount factor. Second, because the NPV method projects cash flows of each financial instrument under different interest-rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that, subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(a)       Exhibits

          99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Home Financial Bancorp filed one Form 8-K report for the quarter ended March 31, 2003:

          Date of Report: May 8, 2003

          Items reported: News release dated May 8, 2003, regarding first quarter earnings.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOME FINANCIAL BANCORP


Date:    May 14, 2003                      By:/s/ Kurt D. Rosenberger
                                              ----------------------------------
                                              Kurt D. Rosenberger
                                              President and
                                              Chief Executive Officer




Date:    May 14, 2003                      By:/s/ Gary M. Monnett
                                              ----------------------------------
                                              Gary M. Monnett
                                              Executive Vice President and
                                              Chief Financial Officer

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


Dated: May 14, 2003



                                                /s/ Kurt D. Rosenberger
                                                --------------------------------
                                                Kurt D. Rosenberger
                                                Chief Executive Officer

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


Dated: May 14, 2003

                                                /s/ Gary M. Monnett
                                                --------------------------------
                                                Gary M. Monnett
                                                Chief Financial Officer