Form 10KSB
period 2003-06-30
HOME FINANCIAL BANCORP
filed 2003-09-15
CIK 1009242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 2003 were $5,248,987.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 26, 2003, was $4,149,146.

The number of shares outstanding of the issuer's common stock, without par value, as of August 26, 2003, was 1,356,050 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format:     YES [ ]   NO [X]

                           Exhibit Index on Page E-1
                               Page 1 of 50 Pages

                             HOME FINANCIAL BANCORP
                                  Form 10-KSB
                                     INDEX

                                                                            Page

Forward Looking Statements ...............................................     3

PART I

Item  1.    Description of Business ......................................     3

Item  2.    Description of Property ......................................    29

Item  3.    Legal Proceedings ............................................    29

Item  4.    Submission of Matters to a Vote of Security Holders ..........    30


PART II

Item  5.    Market for Common Equity and Related Stockholder Matters .....    30

Item  5.5.  Selected Financial Data ......................................    32

Item  6.    Management's Discussion and Analysis or Plan of Operation ....    33

Item  7.    Financial Statements .........................................    46

Item  7A.   Quantitative and Qualitative Disclosures About Market Risk ...    46

Item  8.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ........................    47

Item 8A.    Controls and Procedures ......................................    47


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act ..........    48

Item 10.    Executive Compensation .......................................    48

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management  and Related Stockholder Matters ................    48

Item 12.    Certain Relationships and Related Transactions ...............    49

Item 13.    Exhibits and Reports on Form 8-K .............................    49

Item 14.    Principal Accountant Fees and Services .......................    49

Signatures ...............................................................    50

Exhibit Index ............................................................   E-1

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

                                     PART I

Item 1. Description of Business.

                                    BUSINESS

General

     Home Financial Bancorp (the "Holding Company" together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February 1996, to become a bank holding company upon its acquisition of all the issued and outstanding capital stock of Owen Community Bank, s.b. (the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on July 1, 1996. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of common stock of the Bank. The Bank was organized under the name Owen County Savings and Loan Association in 1911. In 1972, the Bank converted to a federally-chartered savings and loan and changed its name to Owen County Federal Savings and Loan Association, and in 1989, the Bank converted to a federally-chartered savings bank known as Owen Federal Savings Bank. In 1994, the Bank became an Indiana savings bank known as Owen Community Bank, s.b. As of May 1, 1999, the Bank converted back to a federal stock savings bank and the Company became a unitary savings and loan holding company. The Bank's principal business consists of attracting deposits from the general public and originating long-term loans secured primarily by first mortgage liens on one- to- four family residential real estate and by mobile homes or a combination of land and mobile homes. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

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

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to- four family residential real property. One-to- four family residential mortgage loans continue to be a major focus of the Bank's loan origination activities, representing 47.71% of the Bank's total loan portfolio at June 30, 2003. The Bank also offers mobile home loans, multi-family mortgage loans, nonresidential real estate loans, Combo Loans, consumer loans and commercial and industrial loans. Mobile home loans and Combo Loans totaled approximately 13.61% and 17.76% of the Bank's total loan portfolio at June 30, 2003, respectively. Mortgage loans secured by multi-family properties and nonresidential real estate totaled approximately 0.42% and 18.40%, respectively, of the Bank's total loan portfolio at June 30, 2003. Consumer loans constituted approximately 1.41%, and commercial and industrial loans totaled approximately 0.69% of the Bank's total loan portfolio at June 30, 2003.

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

                                                          At June 30,
                                  -------------------------------------------------------------
                                        2003                 2002                  2001
                                  ------------------   ------------------    ------------------
                                            Percent              Percent               Percent
                                   Amount   of Total    Amount   of Total     Amount   of Total
                                  --------  --------   --------  --------    --------  --------
                                                      (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
  Residential .................    $23,492    47.71%    $26,929    50.27%     $27,082    49.26%
  Combo .......................      8,744    17.76       7,511    14.02        7,230    13.15
  Nonresidential ..............      9,060    18.40      10,430    19.47       13,758    25.02
  Multi-family ................        208     0.42         451     0.84          528     0.96
Mobile home loans .............      6,703    13.61       5,924    11.06        3,172     5.77
Commercial and industrial loans        340     0.69         629     1.17          485     0.88
Consumer loans ................        695     1.41       1,695     3.17        2,725     4.96
                                   -------   ------     -------   ------      -------   ------
    Gross loans receivable ....    $49,242   100.00%    $53,569   100.00%     $54,980   100.00%
                                   =======   ======     =======   ======      =======   ======

TYPE OF SECURITY
  Residential real estate .....    $23,492    47.71%    $26,929    50.27%     $27,082    49.26%
  Mobile home and land ........      8,744    17.76       7,511    14.02        7,230    13.15
  Nonresidential real estate ..      9,060    18.40      10,430    19.47       13,758    25.02
  Multi-family real estate ....        208     0.42         451     0.84          528     0.96
  Mobile home .................      6,703    13.61       5,924    11.06        3,172     5.77
  Deposits ....................         54     0.11          73     0.14          125     0.23
  Other security ..............        981     1.99       2,251     4.20        3,085     5.61
                                   -------   ------     -------   ------      -------   ------
    Gross loans receivable ....     49,242   100.00      53,564   100.00       54,980   100.00
                                   =======   ======     =======   ======      =======   ======
Deduct:
Allowance for loan losses .....        316     0.65         344     0.65          392     0.72
Loans in process and
  deferred loan costs .........        426     0.88         518     0.98          344     0.63
                                   -------   ------     -------   ------      -------   ------
  Net loans receivable ........    $48,500    98.47%    $52,707    98.37%     $54,244    98.65%
                                   =======   ======     =======   ======      =======   ======

     The following table sets forth certain information at June 30, 2003, regarding the dollar amount of agricultural and commercial and industrial loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                              Due during years ended June 30,
                      Balance       -------------------------------------------------------
                    Outstanding                             2007    2009    2014    2019
                     at June 30,                              to      to      to      and
                        2003        2004    2005    2006    2008    2013    2018  following
                    -----------     ----    ----    ----    ----    ----    ----  ---------
                                                        (In thousands)

Agricultural........   $1,284       $ --    $ --     $51    $16    $118    $168     $931
Commercial and
  industrial loans..      340         65      --      --     --      --     275       --
                       ------       ----    ----     ---    ---    ----    ----     ----
    Total...........   $1,624       $ 65    $ --     $51    $16    $118    $443     $931
                       ======       ====    ====     ===    ===    ====    ====     ====

     The following table sets forth, as of June 30, 2003, the dollar amount of agricultural and commercial and industrial loans due after one year which have fixed interest rates and floating or adjustable rates.

                                    Due After June 30, 2004
                      --------------------------------------------------
                      Fixed Rates        Variable Rates         Total
                      -----------        --------------       ----------
                                         (In thousands)

Agricultural........     $1,020               $264              $1,284
Commercial and
  industrial loans..        275                 --                 275
                         ------               ----              ------
    Total...........     $1,295               $264              $1,559
                         ======               ====              ======

     One- to- Four Family Residential Loans. Residential loans consist primarily of one- to- four family loans. Approximately $23.5 million, or 47.71% of the Bank's portfolio of loans at June 30, 2003, consisted of one-to-four family residential mortgage loans. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, the rate must be correlated with changes in a readily verifiable index.

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

     The Bank's residential mortgage loans are originated on terms and conditions and using documentation that does not conform with the standard underwriting criteria required to sell such loans in the secondary market. The Bank generally retains its loans in its portfolio and does not anticipate the need to sell its non-conforming loans. See "--Origination, Purchase and Sale of Loans.

     At June 30, 2003, residential loans amounting to $136,000, or 0.28% of total loans, were included in non-performing assets. See "--Non-Performing and Problem Assets".

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

     Combo Loans. At June 30, 2003, $8.7 million, or 17.76% of the Bank's total loan portfolio, consisted of Combo Loans. The Bank currently offers three (3) types of adjustable-rate Combo Loans. The Bank's one-year adjustable-rate Combo Loans are indexed to the Constant Maturity One Year T-Bill and have maximum rate adjustments of 1.5% per year and 3% over the life of the loan. The Bank also offers three-year and five-year adjustable-rate Combo Loans which are indexed to the National Average Contract Rate and have maximum rate adjustments of 3% per adjustment period and 5% over the life of the loan. The Bank's Combo Loans are generally underwritten for terms of up to 25 years. The maximum loan-to-value ratio for a Combo Loan is 90%.

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

     The Bank also  offers  fixed-rate  Combo  Loans with terms of 10 years,  15 years and 20 years. At June 30, 2003, Combo Loans amounting to $281,000, or 0.58% of total loans, were included on non-performing assets. See "--Non-Performing Assets."

     Mobile Home Loans. The Bank originates loans for the purchase of new and used mobile homes. At June 30, 2003, approximately $6.7 million, or 13.61% of the Bank's portfolio of loans, consisted of mobile home loans. The Bank's mobile home loans are fixed-rate loans with maximum terms of 15 years for new mobile homes and 10 years for previously owned mobile homes. The maximum loan-to-value ratio for mobile home loans is typically 90%.

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

     Mobile home lending entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than residential mortgage loans because of the type and nature of the collateral, and because such loans generally are made to borrowers with low income levels, and mobile homes tend to rapidly depreciate in value. In many cases, any repossessed collateral for a defaulting mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. Two of the Bank's mobile home loans totaling $53,000 were included in non-performing assets at June 30, 2003. Repossessed collateral included 12 mobile homes at June 30, 2003.

     Nonresidential Real Estate Loans. At June 30, 2003, $9.1 million, or 18.40% of the Bank's total loan portfolio, consisted of nonresidential real estate loans, of which $615,000 constituted loans secured by unimproved land. The nonresidential real estate loans included in the Bank's portfolio are primarily secured by real estate that includes a warehouse, a funeral home, several churches, a mobile home park and various commercial buildings. At June 30, 2003, $1.3 million, or 14.2% of the Bank's nonresidential loan portfolio, was secured by several farm properties. The Bank generally originates nonresidential real estate loans as one-year adjustable-rate and monthly floating-rate loans indexed to the prime rate with a margin of 1% to 3% above such index. In addition, the maximum rate adjustments per adjustment period and over the life of the loan are typically unrestricted. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. The largest nonresidential real estate loan on June 30, 2003, was $822,000. None of the Bank's nonresidential real estate loans were included in non-performing assets at that date.

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

     Multi-Family Loans. Approximately $208,000, or 0.42% of the Bank's portfolio of loans at June 30, 2003, consisted of multi-family loans. All of the Bank's multi-family loans were fully performing as of June 30, 2003. The Bank's multi-family loans are written for maximum terms of 20 years, and the Bank does not originate multi-family loans if the loan-to-value ratio exceeds 80%.

     Other Consumer Loans. The Bank's consumer loans (other than mobile home loans), consisting primarily of installment, auto and share loans, aggregated $695,000 as of June 30, 2003, or 1.41% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans are fixed-rate loans, and substantially all are secured loans.

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

     Consumer loans may entail greater credit risk than residential mortgage loans do, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2003, no consumer installment loans were included in non-performing assets. See "--Non-Performing and Problem Assets." There can be no assurances, however, that additional delinquencies will not occur in the future.

     Origination, Purchase and Sale of Loans. The Bank currently originates its mortgage loans pursuant to its own underwriting standards, which do not conform with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If the Bank desired to sell its mortgage loans, it might experience some difficulty selling its non-conforming loans quickly in the secondary market. The Bank has no intention of attempting to sell such loans. However, the Bank may originate future mortgages with the intent to sell such loans on the secondary market. The Bank's ARM Loans vary from secondary market criteria in that, among other things, the Bank does not require escrow accounts for taxes and insurance and does not permit the conversion of those loans to fixed-rate loans in the first three years of their terms.

     The Bank confines its loan origination activities primarily to south central Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

     The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history. An analysis is also performed on an applicant's historical and projected income and expenses. Mortgage loans up to $250,000 may be approved by the Executive Committee. All mortgage loans for more than $250,000 must be approved in advance by the Board of Directors. Consumer loans up to $5,000 may be approved by the Bank's Senior Installment Loan Officer. Consumer loans for more than $5,000 must be approved by the Executive Committee.

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

     The Bank historically has sold participations in its mortgage loans on a limited number of occasions to ensure compliance with the loans-to-one-borrower restrictions. See "--Regulation Loans to One Borrower." The Bank also occasionally purchases participations in nonresidential real estate and multi-family loans from other financial institutions. At June 30, 2003, the Bank had sold participations in a non-residential mortgage loan in the amount of $593,000.

     The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                    For the Year Ended June 30,
                                                  ------------------------------
                                                   2003        2002       2001
                                                  -------    -------    --------
                                                          (In thousands)

Gross loans receivable at beginning of period ..  $53,569    $54,980    $46,281
                                                  -------    -------    -------
Originations:
  Mortgage loans:
    Residential ................................    7,021     11,823     11,822
    Other ......................................      927      1,795      3,399
                                                  -------    -------    -------
      Total mortgage loans  ....................    7,948     13,618     15,221
                                                  -------    -------    -------
  Mobile home loans ............................    2,004      3,505      1,448
  Consumer loans:
    Installment ................................      488        872      1,517
    Share ......................................       79         37        141
                                                  -------    -------    -------
      Total consumer loans .....................    2,571        909      1,658
                                                  -------    -------    -------
        Total originations .....................   10,519     18,032     18,327

Purchases (sales) of participation loans .......       --       (615)      (400)
Repayments and other deductions ................  (14,846)   (18,828)    (9,228)
                                                  -------    -------    -------
  Gross loans receivable at end of period ......  $49,242    $53,569    $54,980
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

     The Bank presently maintains two automated teller machines ("ATMs"). One is located at its main office in Spencer, Indiana. A second ATM is located at the Bank's branch office in Cloverdale, Indiana. The Bank's ATMs operate in the STAR regional network and the CIRRUS nationwide network. The Company does not derive significant income from the ATM cards.

     Mortgage-Backed Securities. At June 30, 2003, the Bank had $2.7 million of mortgage-backed securities outstanding, all of which were classified as available for sale and had a market value of $2.7 million. These fixed-rate mortgage-backed securities are used as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities generally offer yields above those available for investments of comparable credit quality and duration.

     The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed securities at the dates indicated.

                                                At June 30,
                         ------------------------------------------------------
                                2003              2002               2001
                         -----------------  ----------------   ----------------
                         Amortized   Fair   Amortized  Fair    Amortized  Fair
                            Cost     Value     Cost    Value      Cost    Value
                         ---------   -----  ---------  -----   ---------  -----
                                              (In thousands)
Total mortgage-backed
   securities...........   $2,664   $2,736   $3,841   $3,913    $5,663   $5,582


     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2003.


                                            Amount at June 30, 2003, which matures in
                             ---------------------------------------------------------------------
                              Less than 1 year        Two through five years     Over five years
                             --------------------     ----------------------   -------------------
                                        Weighted                 Weighted                 Weighted
                             Amortized   Average      Amortized   Average      Amortized   Average
                                Cost      Yield         Cost       Yield          Cost      Yield
                             ---------  ---------     ---------  ---------     ---------  ---------
                                                      (In thousands)
Mortgage-backed securities
  available for sale             ---        ---            $61      7.5%         $2,603      6.8%


     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended June 30, 2003, 2002 and 2001.

                                                  For the Year Ended June 30,
                                                 -----------------------------
                                                  2003      2002         2001
                                                 ------    ------       ------
                                                        (In thousands)

Beginning balance                                $3,913    $5,582       $7,247
Purchases                                         1,084       ---          ---
Sales                                               ---       ---         (826)
Monthly repayments                               (2,208)   (1,780)      (1,073)
Premium and discount amortization, net              (53)      (43)         (25)
Investment securities gains                         ---       ---           14
Unrealized gain (loss) on securities
   available for sale                               ---       154          245
                                                 ------    ------       ------
Ending balance                                   $2,736    $3,913       $5,582
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

     The Bank provides free in-house credit counseling to all borrowers. Efforts are always made to work with financially struggling borrowers with the means and desire to meet their loan obligation. However, management is authorized to commence foreclosure proceeding for any loan upon determining that such action is necessary to safeguard the Bank's assets. All loans for which foreclosure proceedings have commenced are placed on non-accrual status.

     Non-performing assets. At June 30, 2003, $469,000, or 0.76% of the Company's total assets, were non-performing loans (loans delinquent more than 90 days and non-accruing loans) compared to $639,000, or 0.96%, of total assets at June 30, 2002. At June 30, 2003, residential loans, Combo Loans and consumer mobile home loans accounted for 28.8%, 59.9% and 11.3%, respectively, of non-performing loans. There were no non-accruing investments at June 30, 2003. As of June 30, 2003 and 2002, the Bank held $340,000 and $278,000, respectively, of Real Estate Owned ("REO") properties. Other repossessed property included 12 mobile homes with a fair market value estimated at $265,000 at June 30, 2003. Repossessed property other than REO included four mobile homes and two modular homes with a fair market value estimated at $149,000 at June 30, 2002.

     The table below sets forth the amounts and categories of the Bank's non-performing assets.

                                                         At June 30,
                                                 -----------------------------
                                                  2003      2002         2001
                                                 ------    ------       ------
                                                        (In thousands)

Accruing loans delinquent 90 days              $   51      $  ---       $  277
Non-accruing loans (1)                            469         639          789
Real estate owned                                 608         427           37
                                               ------      ------       ------
  Total non-performing assets                   1,128       1,066        1,103
Non-performing loans to total loans              1.07%       1.21%        1.97%
Non-performing assets to total assets            1.83%       1.60%        1.60%
-----------------
(1) The Bank generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At June 30, 2003, $416,000 of non-accruing loans were residential loans and $53,000 were consumer mobile home loans. Additional interest income that would have been recorded had income on non-accruing loans been considered collectible and accounted for in accordance with their original terms was $31,000 for the year ended June 30, 2003. At June 30, 2003, there was one residential loan included in accruing loans delinquent 90 days or more.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                         June 30,
                                -------------------------------------------------------------------------------------------
                                          2003                             2002                            2001
                                ---------------------------       -------------------------       -------------------------
                                                    Percent                        Percent                          Percent
                                                   of total                        of total                        of total
                                Number   Amount      loans        Number  Amount     loans        Number  Amount     loans
                                ------   ------    --------       ------  ------   --------       ------  ------   --------
        (Dollars in thousands)

Loans delinquent for (1):
  30-89 days                      33     $1,100       2.27%         30    $1,022     1.94%          51    $1,247      2.30%
  90 days and over                13        520       1.07          13       639     1.21           32     1,066      1.97
                                  --     ------       ----          --    ------     ----           --    ------      ----
    Total delinquent loans        46     $1,620(2)    3.34%         43    $1,661     3.15%          83    $2,313      4.27%
                                  ==     ======       ====          ==    ======     ====           ==    ======      ====

---------------------
(1) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.
(2) Of such amount, $1.3 million consisted of residential real estate loans and $366,000 consisted of nonresidential real estate and consumer loans.

     Classified assets. The Bank's Asset Classification Policy provides for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard", with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values "highly questionable and improbable". Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but do possess weaknesses are required to be designated "special mention" by management.

     An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amounts.

     At June 30, 2003, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:

                         At June 30, 2003
                         ----------------
                          (In thousands)

Substandard loans ........    $1,365
Doubtful loans............        --
Loss loans................        --
Special mention loans ....     1,493
                              ------
  Total classified loans..    $2,858
                              ======

General loss allowances..     $  316
Specific loss allowances..        --
                              ------
  Total allowances .......    $  316
                              ======

     The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.


Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb anticipated future losses from loans at June 30, 2003. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended June 30, 2003.

                                                       Year Ended June 30,
                                         ------------------------------------------------
                                         2003       2002        2001       2000      1999
                                         ----       ----        ----       ----      ----
                                                       (Dollars in thousands)
Balance of allowance at beginning
 of period ..........................    $ 344      $ 392      $ 372      $ 336      $ 320
                                                    -----      -----      -----      -----
Less charge offs:
Mortgage loans ......................      (80)      (105)       (17)        --        (26)
Consumer loans ......................     (178)      (110)       (23)       (18)        (2)
Add recoveries:
Consumer loans ......................       --         --         --         --         --
                                         -----      -----      -----      -----      -----
Net (charge-offs) recoveries ........     (258)      (215)       (40)       (18)       (28)
Provisions for losses on loans ......      230        167         60         54         44
                                         -----      -----      -----      -----      -----
Balance of allowance at end of period    $ 316      $ 344      $ 392      $ 372      $ 336
                                         =====      =====      =====      =====      =====
Net charge-offs to total average
  loans receivable for period .......     0.51%      0.40%      0.08%      0.04%      0.08%
Allowance at end of period to
  net loans receivable at end
  of period (1) .....................     0.65       0.65       0.72       0.81       0.88
Allowance to total non-performing
  loans at end of period ............    60.77      53.83      36.77      94.18     425.32
----------------
(1)  Total loans less net loans in process and deferred loan costs.

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                              At June 30,
                        -----------------------------------------------------
                            2003                 2002               2001
                        ---------------   -----------------   ---------------
                               Percent             Percent            Percent
                               of loans            of loans           of loans
                               in each             in each            in each
                               category            category           category
                               of total            of total           of total
                        Amount   loans    Amount     loans    Amount    loans
                        ------ --------   ------   --------   ------  -------
                                          (Dollars in thousands)
Balance at end of period
  applicable to:
Residential              $ 36    47.71%    $ 66      50.27%    $130     49.26%
Combo                      61    17.76       22      14.02       15      13.15
Nonresidential             88    18.40      134      19.47      130      25.02
Multi-family                1     0.42        3       0.84        3       0.96
Mobile home loans          98    13.61       74      11.06       44       5.77
Commercial and industrial
  loans                     3     0.69        3       1.17        4       0.88
Consumer loans             24     1.41       42       3.17       60       4.96
Unallocated                 5       --       --         --        6         --
                         ----   ------     ----     ------     ----     ------
  Total                  $316   100.00%    $344     100.00%    $392     100.00%
                         ====   ======     ====     ======     ====     ======


Investments and FHLB Stock

     The Company's investment portfolio (excluding mortgage-backed securities) consists of equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 2003, approximately $1.5 million, or 2.36% of the Company's total assets, consisted of such investments. All of the Company's securities, except for FHLB stock, were classified as available for sale at June 30, 2003.

     The following table sets forth the amortized cost and fair value of the Company's investments at the dates indicated.

                                                            At June 30,
                                    ----------------------------------------------------------
                                           2003               2002                 2001
                                    ------------------   ---------------    ------------------
                                    Amortized     Fair   Amortized  Fair    Amortized    Fair
                                      Cost       Value     Cost     Value      Cost      Value
        (In thousands)

Securities available for sale (1):
  Federal agencies ...............    $   --    $   --    $  500    $  505    $   --    $   --
  Marketable equity securities ...       343       133       521       208       701       565
    Total securities
      available for sale .........       343       133     1,021       713       701       565
FHLB stock (2) ...................     1,115     1,115     1,100     1,100     1,100     1,100
                                      ------    ------    ------    ------    ------    ------
  Total investments ..............    $1,458    $1,248    $2,121    $1,813    $1,801    $1,665
                                      ======    ======    ======    ======    ======    ======

-------------------------
(1) In accordance with SFAS No. 115, securities available for sale are recorded at fair value in the financial statements.
(2)  Fair value approximates carrying value.


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

     Deposits. Deposits are attracted, principally from within Owen and Putnam Counties, through the offering of a broad selection of deposit instruments including fixed-rate certificates of deposit, NOW and other transaction accounts, and savings accounts. Substantially all of the Bank's depositors are residents of Owen County and the five surrounding counties of Putnam, Clay, Greene, Monroe and Morgan. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank occasionally pays a fee for jumbo deposits it receives.

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


     An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 2003, is as follows:

                                               Minimum   Balance at                      Weighted
                                               Opening    June 30,           % of         Average
Type of Account                                Balance      2003           Deposits         Rate
---------------                                -------   ----------        --------      --------
                                                        (In thousands)
Withdrawable:
        Savings accounts ..................    $    10    $ 4,989            12.94          0.50%
        Money market accounts .............      5,000      1,225             3.18          1.23
        NOW accounts and other
                transaction accounts ......         50      5,630            14.61          0.33
                                                          -------           ------          ----
                Total withdrawable ........                11,844            30.73          0.49
Certificates (original terms):
        3 months ..........................        500        243             0.63          1.14
        6 months ..........................        500      1,351             3.51          1.35
        12 months .........................        500      5,397            14.00          1.88
        18 months .........................        500      2,445             6.34          3.17
        24 months .........................        500      2,319             6.02          3.15
        30 months .........................        500      4,602            11.94          3.98
        36 months .........................        500      1,694             4.40          3.74
        48 months .........................        500      1,496             3.88          4.74
        60 months .........................        500      6,392            16.59          4.72
IRAs (original terms):
        12 months .........................        500        170             0.44          1.98
        36 months .........................        500        260             0.67          3.00
        60 months .........................        500        326             0.85          4.68
                                                          -------           ------          ----
                Total certificates and IRAs                26,695            69.27          3.44
                                                          -------           ------          ----
                Total deposits ............               $38,539           100.00%         2.53%
                                                          =======           ======          ====

     The following table sets forth, by various interest rate categories, the composition of the Bank's time deposits at the dates indicated:

                               At June 30,
                      -----------------------------
                       2003       2002       2001
                      -------    -------    -------
                              (In thousands)

2.00% and under ..    $ 6,067    $ 1,628    $    --
2.01 - 4.00% .....     11,490     14,108        107
4.01 - 6.00 % ....      8,822     13,951     24,665
6.01 - 8.00% .....        316        867      7,279
                      -------    -------    -------
   Total .........    $26,695    $30,554    $32,051
                      =======    =======    =======

     The following table represents the amounts of time deposits maturing during each of the three years following June 30, 2003, and the total amount maturing thereafter. Matured certificates which have not been renewed as of June 30, 2003, have been allocated based upon certain rollover assumptions:

                                   Amounts At June 30, 2003, Maturing in
                             ------------------------------------------------
                             One Year        Two         Three   Greater Than
                             or Less        Years        Years    Three Years
                             --------      ------       ------   ------------
                                              (In thousands)

Time deposits .....          $12,983       $6,410       $2,628       $4,674


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2003.

                                               At June 30, 2003
Maturity                                        (In thousands)
---------
Three months or less ............................    $  512
Greater than three months through six months ....     1,117
Greater than six months through twelve months ...       700
Over twelve months ..............................     7,373
                                                     ------
   Total ........................................    $9,702
                                                     ======


     The following table sets forth the dollar amount of savings deposits in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.



                                                         Deposit Activity
                                       ---------------------------------------------------------
                                                              Increase
                                                             (Decrease)
                                       Balance at               from      Balance at
                                        June 30,       % of    June 30,    June 30,       % of
                                          2003       Deposits    2002        2002       Deposits
                                       ----------    -------- ----------  ----------    --------
                                                            (Dollars in thousands)
Withdrawable:
  Savings accounts .................    $ 4,989       12.94%    $   209     $ 4,780       11.53%
  Money market accounts ............      1,225        3.18         (16)      1,241        2.99
  NOW accounts and other transaction
    accounts .......................      5,630       14.61         749       4,881       11.78
                                        -------      ------     -------     -------      ------
    Total withdrawable .............     11,844       30.73         942      10,902       26.30
Certificates (original terms):
  91 days ..........................        243        0.63          89         154        0.37
  6 months .........................      1,351        3.51        (670)      2,021        4.88
  12 months ........................      5,397       14.00      (2,992)      8,389       20.24
  18 months ........................      2,445        6.34      (1,540)      3,985        9.61
  24 months ........................      2,319        6.02      (1,011)      3,330        8.03
  30 months ........................      4,602       11.94        (316)      4,918       11.86
  36 months ........................      1,694        4.40         768         926        2.23
  48 months ........................      1,496        3.88         (62)      1,558        3.76
  60 months ........................      6,392       16.59       1,703       4,689       11.31
IRAs (original terms):
  12 months .......................         170        0.44          (1)        171        0.41
  36 months .......................         260        0.67          69         191        0.46
  60 months .......................         326        0.85         104         222        0.54
                                        -------      ------     -------     -------      ------
    Total certificates and IRAs ...      26,695       69.27      (3,859)     30,554       73.70
                                        -------      ------     -------     -------      ------
    Total deposits ................     $38,539      100.00%    $(2,917)    $41,456      100.00%
                                        =======      ======     =======     =======      ======


     Borrowings. The Bank focuses on generating loans by using the best source of funding from deposits, investments or borrowings. At June 30, 2003, the Bank had $16.0 million in borrowings from the FHLB of Indianapolis, which mature on various dates during the years 2003 through 2009 and have interest rates ranging from 2.49% to 5.58%. The Bank does not anticipate any difficulty in obtaining advances from the FHLB of Indianapolis appropriate to meet its requirements in the future. The Bank had $26.9 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 2003. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by not less than 155% of eligible loans and 105% of eligible securities. Therefore, the Bank's eligible collateral would have supported approximately $20.0 million in advances from the FHLB of Indianapolis as of June 30, 2003.

     The following table presents certain information relating to the Bank's FHLB borrowings for the years ended June 30, 2003, 2002 and 2001.



                                                      At or for the Year Ended June 30,
                                                      ---------------------------------
                                                          2003       2002      2001
                                                          ----       ----      ----
                                                              (In thousands)
FHLB Advances:
  Average balance outstanding .......................    $17,583   $19,038   $18,008
  Maximum amount outstanding at any
    month-end during the period .....................    $20,500   $22,000   $22,000
  Weighted average interest rate during the period ..       4.94%     5.14%     5.63%
  Weighted average interest rate at end of period ...       4.46%     5.07%     5.38%


Service Corporation Subsidiary

     BSF, Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in purchasing and developing large tracts of real estate. After land was acquired, BSF subdivided the real estate into lots, made improvements such as streets, and sold individual lots, usually on contract. Each subdivision has separate restrictive covenants, but most permit mobile or modular homes. As of June 30, 2003, outstanding contracts on BSF subdivision lots were:

Name of Subdivision          Number of Contracts     Contract Balance
-------------------          -------------------     ----------------
10 O'Clock Line .............           1               $  7,889
Greene Woods ................           1                  6,998
Autumn Hills ................           6                 59,235
Coon Path ...................           2                 25,363
Quarry Woods ................           4                116,311
                                       --               --------
  Total outstanding contracts          14               $215,796
                                       ==               ========

     BSF has been developing Hancock Corner as a subdivision to accommodate modular homes. During the fiscal year ended June 30, 2003, two lots sold for $42,500. Additionally, this development had 15 tracts of ground in inventory with a sale price of $291,000.

     BSF held title to four commercial lots in Cloverdale with a listed price of $200,000. While awaiting sale of this real estate, it is rented for commercial use.

     BSF from time to time keeps a number of its tracts of land for mobile home repossession. BSF purchases repossessed mobile homes from the Bank at book value, which would approximate market value. The mobile homes are then placed on the vacant tracts of land and sold by BSF, thereby protecting the Bank from related losses. As of June 30, 2003, no mobile homes were located on lots waiting for sale.

     During fiscal 2003, BSF sold the remaining two lots in Coon Path for $20,000 and sold four lots in Quarry Woods for $110,000. As of June 30, 2003, Quarry Woods had five residential lots in inventory with a sale price of $175,000. Quarry Woods had one commercial lot of 75 acres priced at $275,000 and two other commercial lots of five and eighteen acres priced at $16,500 and $54,000, respectively, at June 30, 2003.

     During fiscal year 2003, BSF sold an 8-acre lot on land known as Sherfield Farm for $22,500.

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

           Frank R. Stewart        President
           Robert W. Raper         Vice President
           Gary M. Monnett         Secretary

     At June 30, 2003, the Bank's aggregate investment in BSF was $452,000. As of that date, the Bank had an inter-company loan to BSF in the amount of $350,000. Excluding certain administrative costs not specifically allocated to its operations, BSF net income for the years ended June 30, 2003, 2002 and 2001 was $40,000, $39,000 and $59,000, respectively. The consolidated statements of income of the Bank and its subsidiary included elsewhere herein include the operations of BSF. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

     As of June 30, 2003, land and property held by Cunot Apartments, L.P. totaled $1,294,000. The Bank's share of net operating losses from the project during the year was $58,000, reducing its net investment to $519,000 at June 30, 2003. Income tax credits related to this investment reduced the Company's federal income tax expense by $107,000 in fiscal year 2003.


Employees

     As of June 30, 2003, the Company employed 22 persons on a full-time basis and four persons on a part-time basis. None of the Company's employees is represented by a collective bargaining group. Management considers its employee relations to be excellent.

     The Company's employee benefits for full-time employees include, among other things, a Pentegra defined benefit pension plan ("Pension Plan"), a Pentegra thrift plan, and major medical, dental, and short-term and long-term disability insurance. As part of the conversion to stock form, the Company established the Employee Stock Ownership Plan and Trust ("ESOP") and the Management Recognition and Retention Plan and Trust ("RRP"). In October, 1997, the shareholders approved a stock option plan (the "Stock Option Plan"). The ESOP, the RRP and the Stock Option Plan are employee benefit plans designed to provide directors and employees of the Bank and the Holding Company with ownership interest in the Company.

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

     Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. Commercial companies may not, however, acquire unitary savings and loan holding companies such as the Holding Company. Affiliations between banks and savings associations based in Indiana may also increase the competition faced by the Company.

     Under current federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis. See "Regulation -- Acquisitions or Dispositions and Branching".

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

     A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size and condition and the complexity of its operations. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 2003, was $18,428.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "--Qualified Thrift Lender". At June 30, 2003, the Bank's asset composition exceeded that required to qualify the Bank as a Qualified Thrift Lender.

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

     Prior to the enactment of the GLB Act, a federal savings association was required to become a member of the FHLB for the district in which the thrift is located. The GLB Act abolished this requirement, effective six months following the enactment of the statute. At that time, membership with the FHLB became voluntary. Any savings association that chooses to become (or remain) a member of the FHLB following the expiration of this six-month period must qualify for membership under the criteria that existed prior to the enactment of the GLB Act. The Bank has elected, and currently intends to remain a member of the FHLB of Indianapolis. See "Forward Looking Statements".

     As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount based either upon a percentage of the Bank's total assets or upon a percentage of its outstanding advances from the FHLB, as determined by the FHLB. At June 30, 2003, the Bank's investment in stock of the FHLB of Indianapolis was $1.1 million, which was in compliance with the minimum investment standard established by the FHLB of Indianapolis. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

     All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 2003, dividends paid by FHLB to the Bank totaled $64,000, for an annual rate of 5.8%.


Federal Reserve System

     Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase the Bank's cost of funds. The Bank is in compliance with its reserve requirements.

     A federal savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window", but the FRB's regulations require the savings bank to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. Certain limitations are imposed on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.

Insurance of Deposits

     The FDIC administers two separate insurance funds, which are not commingled: one primarily for federally insured banks ("BIF") and one primarily for federally insured savings associations ("SAIF"). As the federal insurer of deposits of savings institutions, the FDIC determines whether to grant insurance to newly-chartered savings institutions, has authority to prohibit unsafe or unsound activities and has enforcement powers over savings institutions (usually in conjunction with the OTS or on its own if the OTS does not undertake enforcement action).

     Deposit accounts in the Bank are insured by the SAIF within prescribed statutory limits which generally provide a maximum of $100,000 coverage for each insured account. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with the OTS, conduct examinations and generally supervise the operations of its insured members.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e. a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10%) pay the lowest premium while institutions that are less than adequately capitalized (i.e. core or Tier 1 risk-based capital ratio of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

     In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Bank's annual deposit insurance premium for the year ended June 30, 2003, including the Financing Corporation payments, was approximately $13,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designed reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.


Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusive agency activities for its customers or mortgage banking subsidiaries). At June 30, 2003, the Bank was in compliance with all capital requirements imposed by law.

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


Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 2003, the Bank was categorized as "well capitalized", meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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


Capital Distributions Regulation

     An OTS regulation imposes limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS regulations permit a savings institution to make a capital distribution to its shareholders in a maximum amount that does not exceed the institution's undistributed net income for the prior two years plus the amount of its undistributed income for the current year. The rule requires a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS thirty days before making a capital distribution up to the maximum amount described above. The proposed rule would also require all savings institutions, whether a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation", where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above, where the institution would be under capitalized following the distribution or where the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS.

     On February 28, 2001, the Bank received OTS approval to pay cash dividends of $2,012,575 to its parent holding company during calendar year 2001. Of this amount, $1,862,575 was used by the Company to repurchase and retire 338,650 shares of its common stock. The remaining portion of the cash dividend was allocated for payment of corporate and administrative expenses. Due to these capital distributions, the Bank's retained net income standard at June 30, 2003 was zero.

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


Limitations on Rates Paid for Deposits

     Regulations promulgated by the FDIC pursuant to FedICIA limit on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. The Bank does not believe that these regulations will have a materially adverse effect on its current operations.

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

     At June 30, 2003, the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in 7701(a)(19) of the Code or the asset composition test of 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state- chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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


Recent Legislative Developments

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. In addition, financial institutions are required under this statute to adopt reasonable procedures to verify the identity of any person seeking to open an account and maintain records to verify such person's identity.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reportings. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.


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


State Taxation

     The Company is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income". "Adjusted gross income", for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required addback of interest that is tax-free for federal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

     The Company's state income tax returns have not been audited in recent years.

Item 2. Description of Property.
--------------------------------

     The Company conducts business from its main office at 279 East Morgan Street, Spencer, Indiana 47460, and its branch office at 102 South Main Street, Cloverdale, Indiana 46120. The Company owns both of its offices.

     The following table provides certain information with respect to the Company's offices as of June 30, 2003:

                                                          Net Book Value
                                                           of Property,
                          Owned or     Year      Total      Furniture &      Approximate
Description and Address    Leased     Opened    Deposits      Fixtures      Square Footage
-----------------------   --------    ------    --------  ---------------   --------------
                                                 (Dollars in thousands)

279 East Morgan Street     Owned       1987      $34,184      $1,223           11,300
Spencer, IN  47460
(including annex)
102 South Main Street      Owned       1998      $ 4,355      $  808            6,000
Cloverdale, IN  46120


     The Cloverdale, Indiana branch office opened for business on October 1, 1998.

     As of June 30, 2003, the Bank also owned a parcel of real estate located across the street from its Spencer office that is used for employee parking.

     The Company owns computer and data processing equipment that is used for transaction processing, loan origination, and accounting.

     The Bank has also contracted for the data processing and reporting services of Aurum Technology Inc., of Plano, Texas. The cost of these data processing services was approximately $11,000 per month for the twelve months ended June 30, 2003.


Item 3. Legal Proceedings.
--------------------------

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 2003.


                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------
Market Information

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

Quarter Ended             High Bid         Low Bid     Dividends Declared
-------------             --------         -------     ------------------
September 30, 2000        $3.625           $2.500$          $0.020
December 31, 2000          5.375            3.375            0.020
March 31, 2001 ...         7.000            3.250            0.020
June 30, 2001 ....         4.550            3.450            0.030

September 30, 2001         4.570            3.890            0.030
December 31, 2001          4.390            3.500            0.030
March 31, 2002 ...         4.000            3.800            0.030
June 30, 2002 ....         5.150            3.550            0.030

September 30, 2002         4.290            3.650            0.030
December 31, 2002          5.560            3.900            0.030
March 31, 2003 ...         5.100            4.270            0.030
June 30, 2003 ....         5.850            4.750            0.030

Holders

     As of August 26, 2003, there were approximately 243 registered holders of the Holding Company's Common Stock. Management estimates at least 267 additional stockholders held shares in broker accounts on August 26, 2003.


Stockholder Matters

     The book value of the Holding Company's Common Stock was $4.96 at June 30, 2003. On this same date, the price of the Holding Company's Common Stock was $5.150 per share, representing a 103.8% price-to-book value ratio. For the year ended June 30, 2003, dividends totaling $0.12 per share were paid to shareholders.

     Effective January 10, 2001, the Company effected a 2-for-1 stock split of its Common Stock.

     The Company repurchased no shares of its Common Stock during fiscal year 2003. The Company has 83,000 shares which may be repurchased in the future pursuant to a previously authorized stock repurchase program. At June 30, 2003, there were 1,356,050 shares of Common Stock outstanding.

     The Company sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.


Dividends

     The table above sets forth the dividends paid per share of the Holding Company's Common Stock for the quarters indicated.

     Since  the  Holding   Company  has  no  independent   operations  or  other
subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and the ability of the Bank to pay dividends to the Holding Company. The Bank's ability to pay dividends is subject to certain regulatory restrictions. See "Regulations -- Capital Distributions Regulation".

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

Item 5.5.   Selected Financial Data.
------------------------------------

     The following selected consolidated financial data of the Company is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Annual Report.

                                                                                        At  June 30
                                                               -----------------------------------------------------------------
                                                                 2003          2002          2001          2000         1999
                                                                ------        ------        ------        ------       ------
                                                                                     (Dollars in thousands)

Summary of Financial Condition:
Total assets .............................................     $61,671       $66,746       $68,792       $59,451       $53,136
Loans receivable, net ....................................      48,500        52,707        54,244        45,341        38,238
Cash and cash equivalents ................................       4,612         3,601         3,214         1,716         2,475
Securities available for sale ............................       2,869         4,626         6,147         7,712         8,288
Deposits .................................................      38,539        41,456        41,111        38,542        32,657
Federal Home Loan Bank advances
  and other borrowings ...................................      16,000        18,505        21,300        13,500        13,200
Stockholders' equity .....................................       6,721         6,381         5,946         7,182         7,123


                                                                                       Year Ended  June 30
                                                               -----------------------------------------------------------------
                                                                 2003          2002          2001          2000         1999
                                                                ------        ------        ------        ------       ------
                                                                                     (Dollars in thousands)
Summary of Operating Results:
Interest and dividend income .............................      $5,117        $5,662        $5,764        $4,773        $3,883
Interest expense .........................................       2,039         2,697         3,210         2,577         2,032
                                                                ------        ------        ------        ------        ------
  Net interest income ....................................       3,078         2,965         2,554         2,196         1,851
Provision for loan losses ................................         230           167            60            54            44
                                                                ------        ------        ------        ------        ------
  Net interest income after provision for
    loan losses ..........................................       2,848         2,798         2,494         2,142         1,807
                                                                ------        ------        ------        ------        ------
Other income:
  Service charges on deposit accounts ....................         218           219           177           151            84
  Gain on sale of real estate acquired
    for development ......................................          70            78            98            25             6
  Net realized gain (loss) on sales of
    available for sale securities ........................        (178)          (46)          107           (18)            3
  Loss on low-income housing investment ..................         (58)          (56)          (48)          (34)           --
  Other ..................................................          80            39            32            30            32
                                                                ------        ------        ------        ------        ------
    Total other income ...................................         132           234           366           154           125
Other expenses:
  Salaries and employee benefits .........................       1,282         1,216         1,116           924           819
  Net occupancy expense ..................................         155           171           177           145           110
  Equipment expense ......................................          95            97           109           139           115
  Deposit insurance expense ..............................          13             7             8            13            17
  Computer processing expense ............................         258           247           225           185           152
  Printing and office supplies ...........................          50            50            56            43            65
  Advertising ............................................          33            46            56            46            60
  Legal and professional fees ............................         108           189           185           137           105
  Directors and committee fees ...........................          51            61            58            57            56
  Other ..................................................         438           300           271           204           190
                                                                ------        ------        ------        ------        ------
    Total other expenses .................................       2,483         2,384         2,261         1,893         1,689
                                                                ------        ------        ------        ------        ------
Income before income tax .................................         497           648           599           403           243
Income tax expense .......................................         152           148           137            54            99
                                                                ------        ------        ------        ------        ------
  Net income .............................................      $  345        $  500        $  462        $  349        $  144
                                                                ======        ======        ======        ======        ======

                                                                                       Year Ended  June 30
                                                               -----------------------------------------------------------------
                                                                 2003          2002          2001          2000         1999
                                                                ------        ------        ------        ------       ------
                                                                                     (Dollars in thousands)
Supplemental Data (1):
Basic earnings per share .................................      $  .27        $  .39        $  .31        $  .22       $  .09
Diluted earnings per share ...............................         .27           .39           .31           .22          .09
Book value per common share at end of year ...............        4.96          4.71          4.38          4.19         4.02
Dividends per share ......................................         .12           .12           .09           .06          .06
Dividend payout ratio ....................................       44.44%        30.77%        29.03%        27.27%       66.67%
Return on assets (2) .....................................        0.53          0.74          0.71          0.61         0.30
Return on equity (3) .....................................        5.26          8.12          6.69          4.92         1.99
Interest rate spread (4) .................................        4.87          4.43          3.72          3.62         3.61
Net yield on interest-earning assets (5) .................        5.09          4.67          4.10          4.06         4.17
Other expenses to average assets .........................        3.80          3.50          3.48          3.30         3.52
Net interest income to other expenses ....................        1.24x         1.24x         1.13x         1.16x        1.10x
Equity-to-assets (6) .....................................       10.90          9.56          8.64%        12.08%       13.41%
Average equity to average total assets ...................       10.04          9.05         10.63         12.37        15.08
Average interest-earning assets to average
  interest-bearing liabilities ...........................        1.06x         1.06x         1.07x         1.09x        1.13x
Non-performing assets to total assets ....................        1.83%         1.60%         1.60%          .72%         .16%
Non-performing loans to total loans ......................        1.07          1.21          1.97           .86          .20
Loan loss allowance to total loans, net ..................        0.65          0.65           .72           .81          .88
Loan loss allowance to non-performing loans ..............       60.77         53.83         36.77         94.18       425.32
Net charge-offs to average loans .........................        0.51          0.40           .08           .04          .08

-----------------
(1) All per share amounts have been restated to reflect a 2-for-1 stock split effective January 10, 2001.
(2)  Net income divided by average total assets.
(3)  Net income divided by average total equity.
(4) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated.
(5)  Net interest income divided by average interest-earning assets.
(6)  Total equity divided by total assets.


Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------
General

     The Holding Company was formed as an Indiana corporation on February 21, 1996, for the purpose of issuing its common stock, without par value (the "Common Stock") and, as a holding company owning all of the outstanding common stock of the Bank to be issued in the Conversion. As a newly formed corporation, the Holding Company has no operating history prior to July 1, 1996.

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

                                                   Average Balance Sheet/Yield Analysis

                                                                                 Year Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                       2003                            2002                        2001
                                             --------------------------     --------------------------  --------------------------
                                             Average             Yield/     Average             Yield/  Average             Yield/
                                             Balance  Interest    Cost      Balance   Interest   Cost   Balance  Interest    Cost
                                             -------  --------   -------    -------   --------  ------  -------  --------   ------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
  Interest-earning deposits .............    $ 4,452    $   66    1.48%     $ 3,528    $   77    2.17% $ 2,206     $  109    4.94
  Investment securities (1) .............      4,004       202    5.05        5,360       272    5.07    7,353        447    6.08
  Loans receivable (2) ..................     50,976     4,785    9.39       53,487     5,241    9.80   51,772      5,132    9.91
  Stock in FHLB of Indianapolis .........      1,104        64    5.78        1,100        72    6.57      949         76    8.01
                                             -------    ------              -------    ------          -------     ------
    Total interest-earning assets .......     60,536     5,117    8.45       63,475    $5,662    8.92   62,280     $5,764    9.25
                                                        ------                         ------                      ------
Non-interest earning assets, net of
  allowance for loan losses and including
  unrealized gain (loss) on securities
  available for sale ....................      4,815                          4,543                      2,710
                                             -------                        -------                    -------
    Total assets ........................    $65,351                        $68,018                    $64,990
                                             =======                        =======                    =======
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Savings accounts ......................    $ 4,926        45    0.91%     $ 4,322        83    1.93%$  3,893        103    2.65%
  NOW and money market accounts .........      5,411        52    0.96        4,977        87    1.75    3,818         99    2.59
  Certificates of deposit ...............     29,049     1,074    3.70       31,562     1,520    4.82   30,959      1,848    5.97
  FHLB advances and other borrowings ....     17,583       868    4.94       19,251     1,007    5.23   19,351      1,160    5.99
                                             -------    ------              -------    ------          -------     ------
    Total interest-bearing liabilities ..     56,969     2,039    3.58       60,112     2,697    4.49   58,021      3,210    5.53
                                                        ------                         ------                      ------

Other liabilities .......................      1,817                          1,749                         61
                                             -------                        -------                    -------
    Total liabilities ...................     58,786                         61,861                     58,082
                                             -------                        -------                    -------
Stockholders' equity ....................      6,673                          6,306                      7,080
Net unrealized gain/(loss) on securities
  available for sale ....................       (110)                          (149)                      (172)
                                             -------                        -------                    -------
    Total stockholders' equity ...........      6,563                          6,157                      6,908
                                             -------                        -------                    -------
    Total liabilities and
      stockholders' equity ...............    $65,349                        $68,018                    $64,990
                                             =======                        =======                    =======
Net interest-earning assets .............    $ 3,565                        $ 3,363                    $ 4,259
                                             =======                        =======                    =======
Net interest income .....................               $3,078                         $2,965                      $2,554
                                                        =======                        ======                      ======
Interest rate spread ....................                         4.87                           4.43                        3.72
Net yield on weighted average
  interest-earning assets ...............                         5.09                           4.67                        4.10
Average interest-earning assets to
  average interest-bearing liabilities ..     106.26%                        105.59%                    107.34%

------------------
(1)  Yields for mortgage-backed  securities and other investments  available for sale are computed based upon amortized cost.
(2)  Non-accruing loans have been included in average balances.

                         Interest Rate Spread Analysis
                                                                    Year Ended June 30,
                                                     At June 30,   --------------------
                                                        2003       2003    2002    2001
                                                     -----------   ----    ----    ----
Weighted average interest rate earned on:
        Interest-earning deposits ................      1.06%      1.48%   2.17%   4.94%
        Investment securities ....................      5.17       5.05    5.07    6.08
        Loans receivable .........................      9.21       9.39    9.80    9.91
        Stock in FHLB of Indianapolis ............      5.00       5.78    6.57    8.01
                Total interest-earning assets ....      8.32       8.45    8.92    9.25

Weighted average interest rate cost of:
        Savings accounts .........................      0.50       0.91    1.93    2.65
        NOW and money market accounts ............      0.70       0.96    1.75    2.59
        Certificates of deposit ..................      3.44       3.70    4.82    5.97
        FHLB advances and other borrowings .......      4.46       4.94    5.23    5.99
                Total interest-bearing liabilities      3.23       3.58    4.49    5.53

Interest rate spread (1) .........................      5.09       4.87    4.43    3.72
Net yield on weighted average
        interest-earning assets (2) ..............                 5.09    4.67    4.10

------------------
(1) Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate earned for the period indicated. Interest rate spread figures must be considered in light of the relationship between the amounts of interest-earning assets and interest-bearing liabilities.
(2) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated. No net yield percentage is presented at June 30, 2003, because the computation of net yield is applicable only over a period rather than at a specific date.

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

                              Rate/Volume Analysis

                                                      Increase (Decrease) in Net Interest Income
                                                      ------------------------------------------
                                                          Due to     Due to     Total Net
                                                          Volume      Rate       Change
Year ended June 30, 2003 compared to                      ------     ------      ------
  Year ended June 30, 2002                                    (Dollars in thousands)
Interest-earning assets:
        Interest-earning deposits ....................   $    17   $    (28)   $   (11)
        Investment securities ........................       (68)        (2)       (70)
        Loans receivable .............................      (241)      (215)      (456)
        Stock in FHLB of Indianapolis ................        --         (8)        (8)
                                                         -------    -------    -------
                Total ................................      (292)      (253)      (545)

Interest-bearing liabilities:
        Savings accounts .............................        10        (48)       (38)
        NOW and money market accounts ................         7        (42)       (35)
        Certificates of deposit ......................      (114)      (332)      (446)
        FHLB advances and other borrowings ...........       (84)       (55)      (139)
                                                         -------    -------    -------
                Total ................................      (181)      (477)      (658)
                                                         -------    -------    -------
Change in net interest income ........................   $  (111)   $   224    $   113
                                                         =======    =======    =======


Year ended June 30, 2002 compared to
  Year ended June 30, 2001
------------------------------------------------------------------------------------------------
Interest-earning assets:
        Interest-earning deposits ....................   $    46    $   (79)   $   (33)
        Investment securities ........................      (116)       (59)      (175)
        Loans receivable .............................       169        (59)       110
        Stock in FHLB of Indianapolis ................        11        (15)        (4)
                                                         -------    -------    -------
                Total ................................       110       (212)      (102)
                                                         -------    -------    -------
Interest-bearing liabilities:
        Savings accounts .............................        10        (30)       (20)
        NOW and money market accounts ................        25        (37)       (12)
        Certificates of deposit ......................        35       (363)      (328)
        FHLB advances and other borrowings ...........        (6)      (147)      (153)
                                                         -------    -------    -------
                Total ................................        64       (577)      (513)
                                                         -------    -------    -------
Change in net interest income ........................   $    46    $   365    $   411
                                                         =======    =======    =======


Year ended June 30, 2001 compared to
  Year ended June 30, 2000
------------------------------------------------------------------------------------------------
Interest-earning assets:
        Interest-earning deposits ....................   $   (21)   $   (27)   $   (48)
        Investment securities ........................       (66)       (17)       (83)
        Loans receivable .............................       939        170      1,109
        Stock in FHLB of Indianapolis ................        13         --         13
                                                         -------    -------    -------
                Total ................................       865        126        991
                                                         -------    -------    -------
Interest-bearing liabilities:
        Savings accounts .............................         1          1          2
        NOW and money market accounts ................         5          9         14
        Certificates of deposit ......................       201        114        315
        FHLB advances and other borrowings ...........       287         15        302
                                                         -------    -------    -------
                Total ................................       494        139        633
                                                         -------    -------    -------
Change in net interest income ........................   $   371    $   (13)   $   358
                                                         =======    =======    =======

Critical Accounting Policies

     Below and in the notes to the consolidated financial statements presented on pages F-6 through F-8 of the Annual Report to Shareholders for the year ended June 30, 2003, is a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets and real estate acquired for development and the accounting for investment securities.

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

     Foreclosed assets and real estate acquired for development. Foreclosed assets and real estate acquired for development are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

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


Changes in Financial Position and Results of Operations - Year Ended June 30, 2003, Compared to Year Ended June 30, 2002:

     General. The large volume of mortgage refinancing activity continued to produce accelerated prepayments of older, higher-rate mortgage loans and higher-yielding mortgage-backed securities, which reduced the level of interest-earning assets and revenue. Fourth quarter net interest margin suggests that the benefit derived from low short-term rates has not yet run its course and funding costs continued to fall. Net income for the year fell sharply due to investment losses and higher problem asset costs.

     Net income totaling $345,000 was earned for the year ended June 30, 2003. This 31.0% decrease compares to record net income of $500,000 for the year ended June 30, 2002. Net income decreased as a result of the write-down in value of certain investment securities and higher expenses associated with problem loans and repossessed assets.

     The return on average assets for the year ended June 30, 2003 was .53%, compared to .74% the prior year. The return on average equity was 5.26% for the year ended June 30, 2003, compared to 8.12% for the year ended June 30, 2002. Earnings per share were $.27 for the year ended June 30, 2003 and $.39 for the year ended June 30, 2002.

     Excluding the second quarter charge for impaired assets totaling $178,000, or $.14 per share, the Company earned $457,000 or $.35 per share, return on assets of .70%, and return on equity of 6.96% for the twelve months ended June 30, 2003.

     Assets. Total assets decreased $5,075,000, or 7.6% to $61,671,000 at June 30, 2003, compared to $66,746,000 at June 30, 2002. Cash and cash equivalents increased $1,011,000 or 28.1%, to $4,612,000 at June 30, 2003, compared to
$3,601,000 a year earlier. Investment securities available for sale decreased $1,757,000 or 38.0% to $2,869,000 at June 30, 2003, compared to $4,626,000 at
June 30, 2002. Total loans decreased $4,235,000 or 8.0% during fiscal 2003. At June 30, 2003 total loans were $48,816,000 compared to $53,051,000 at prior year-end June 30, 2002.

     Interest rate risk management decisions led to a contraction in the loan portfolio. Historically low short-term rates created a difficult interest rate risk environment in fiscal 2003. Many banks became exposed to potentially adverse interest rate scenarios. If short-term rates rise, banks with high concentrations of low-rate long-term assets will likely experience an increasingly narrow spread between deposit costs and loan yields. While management is committed to profitable long-term growth, it is unwilling to expose the Company to unacceptable interest rate risk for short-lived gain.

     The level of loans receivable as of June 30, 2003 decreased from the level one year earlier due to lower origination volume and increased loan pay-off activity in fiscal year 2003. During a period of particularly low interest rates, the Bank is at a competitive disadvantage due to its preference to hold, rather than sell loans.

     The Bank has defined its market niche by servicing customers and collateral that often does not qualify for the secondary market. Because the Bank retains all loans (and interest rate risk) on its balance sheet, management is cautious about originating large amounts of lower earning assets that may remain on the balance sheet long after market rates return to higher levels. Although efforts are underway to originate mortgage loans that qualify for sale in the secondary market, no such sales are anticipated in the near future.

     The year-end level of stock in the FHLB of Indianapolis stood at $1,115,000 for 2003 and $1,100,000 for 2002. Net premises and equipment increased $199,000 or 10.9%, to $2,031,000 at June 30, 2003 compared to $1,832,000 at June 30,
2002. This increase was the result of real estate purchased for future expansion of Company facilities, as needed. The purchase included land and an apartment building adjacent and directly north of Owen Community Bank offices in Spencer, Indiana. While this real estate awaits alternative future use in Company operations, units in the apartment building will be offered for lease.

     Foreclosed real estate and repossessed assets increased $181,000 to $608,000 compared to $427,000 at June 30, 2002. The total at June 30, 2003 consisted of eight residences with real estate, twelve mobile or modular homes, and one vehicle.

     Average assets decreased $2,669,000 or 3.9%, to $65,349,000 for the year ended June 30, 2003, compared to $68,018,000 for the prior year-ended June 30, 2002. Average interest-earning assets decreased $2,941,000 or 4.6%, to $60,534,000 for the year ended June 30, 2003 and represented 92.6% of average assets. The bulk of this decrease was due to average loans which decreased $2,512,000 or 4.7%, to $50,975,000 for the year ended June 30, 2003, compared to
$53,487,000 for the year ended June 30, 2002. Average Federal Home Loan Bank stock increased slightly for the year ended June 30, 2003. The average balance of investment securities decreased $1,356,000 or 25.3%, to $4,004,000, and average interest-earning deposit balances increased $924,000 or 26.2%, to $4,452,000 for the year ended June 30, 2003.

     Liabilities and Stockholders' Equity. Deposits decreased $2,918,000 or 7.0%. Total deposits were $38,539,000 at June 30, 2003 and $41,456,000 at June
30, 2002. The change was reflected in several deposit categories. Certificates of deposit decreased $3,859,000 or 12.6% to $26,695,000 at June 30, 2003,
compared to $30,554,000 at June 30, 2002. Transaction accounts increased $749,000 or 15.4%, to $5,630,000 at June 30, 2003 compared to $4,881,000 at June
30, 2002. Passbook and statement savings deposits increased $209,000 or 4.4% to $4,989,000 at June 30, 2003 compared to $4,780,000 at June 30, 2002. In addition, money market deposits decreased $16,000 or 1.3% to $1,225,000 at June 30, 2003.

     In addition to deposits, FHLB advances are an important source of both short-term and long-term funding for the Bank. The level of FHLB advances decreased $2,500,000 or 13.5% to $16,000,000 at June 30, 2003. Total borrowings were $16,000,000 at June 30, 2003, compared to $18,505,000 at June 30, 2002.

     Average liabilities decreased $3,075,000 or 5.0%, to $58,786,000 for the year ended June 30, 2003, compared to $61,861,000 for the year-ended June 30, 2002. Average interest-bearing liabilities decreased $3,143,000 or 5.2%, to $58,969,000 for the year ended June 30, 2003. The decrease was primarily due to a decrease in average certificates of deposit. Average certificates of deposit decreased by $2,513,000 or 8.0% to $29,048,000 for the year ended June 30, 2003, compared to $31,561,000 for the year ended June 30, 2002.

     Average NOW and money management accounts increased $434,000 or 8.7% to $5,411,000 for the year ended June 30, 2003 compared to $4,977,000 for the year ended June 30, 2002. Average FHLB advances and other borrowings decreased by $1,668,000 or 8.7% to $17,583,000 for the year ended June 30, 2003, compared to $19,251,000 for the prior year ended June 30, 2002.

     Stockholders' equity increased $340,000 or 5.3%, to $6,721,000 at June 30, 2003, compared to $6,381,000 at June 30, 2002. Factors impacting total stockholders' equity during the year were cash dividends, net income, and an increase in the market value of investment securities. Net income added $345,000 to equity while cash dividends paid amounted to $143,000 in fiscal year 2003. Amortization of employee stock ownership plans contributed $49,000 to the increase in stockholders' equity. A decrease in unrealized losses on securities available for sale increased stockholders' equity by $59,000.

     The Company's book value per share increased $.25 or 5.3% to $4.96 at June 30, 2003 based on 1,356,050 shares outstanding. A year earlier, book value per share was $4.71 with the same 1,356,050 shares outstanding.

     Net Interest Income. Net interest income increased $113,000 or 3.8%, to $3,078,000 for the year ended June 30, 2003, compared to $2,965,000 for the year ended June 30, 2002. Impacting net interest income were interest rate changes on rate-sensitive assets and liabilities during the current period and average balance increases or decreases applicable to the rate-sensitive portion of the balance sheet. As a result of these factors, total interest income decreased $545,000 or 9.6% while total interest expense decreased $658,000 or 24.4%, compared to a year earlier.

     Interest income on loans totaled $4,786,000 for the year ended June 30, 2003, compared to $5,242,000 for the year ended June 30, 2002; a decrease of $456,000 or 8.7%. The decrease can be attributed to a lower average balance of loans receivable outstanding for 2003, compared to the prior year.

     Interest and dividend income from investments and interest-earning deposits decreased $81,000 or 23.2% to $268,000 for the year ended June 30, 2003, compared to $349,000 for the year ended June 30, 2002. The decrease can be traced to lower average balances of investment securities and interest-earning deposits held during 2003 and a decrease in the average yield earned, compared to 2002.

     At June 30, 2003, investment securities included a balance of $343,000 in equity securities, some of which earn dividends. Equity securities totaled $522,000 at June 30, 2002. Dividend income on FHLB stock totaled $64,000 for the year ended June 30, 2003, compared to $72,000 for the year ended June 30, 2002; a decrease of $8,000 or 11.7%. The decrease can be attributed to a reduction in the dividend yield in 2003 compared to a year earlier. The combined weighted average yield on the balance of interest-earning assets outstanding for the year ended June 30, 2003 decreased to 8.45%, compared to 8.92% for the prior year ended June 30, 2002.

     Interest expense on deposits decreased $519,000 or 30.7%, to $1,171,000 for the year ended June 30, 2003, compared to $1,690,000 for the year ended June 30, 2002. The change was the result of a decrease in the weighted average rate paid on all deposit categories compared to the same period a year earlier. The average cost of deposits decreased to 3.13% for the year ended June 30, 2003, compared to 4.14% for the year ended 2002. Interest expense on borrowings decreased by $139,000 or 13.8%, to $868,000 for the year ended June 30, 2003, compared to $1,007,000 for the year ended June 30, 2002. The decrease was the result of both a decrease in the average balance of borrowings outstanding and a decrease in the average cost of FHLB advances. The combined weighted average rate paid on deposits and borrowings was 3.58% for the year ended June 30, 2003, compared to 4.49% for the prior year.

     The Company's interest rate spread increased 44 basis points to 4.87% for the year ended June 30, 2003, compared to 4.43% for the year ended June 30, 2002. The net interest margin increased to 5.09% for the year ended June 30, 2003, compared to 4.67% for the year ended June 30, 2002. The increases in interest rate spread and net interest margin were the result of a decrease in the average cost of deposits and borrowings for the current year compared to 2002.

     Provisions for Loan Losses. For the year ended June 30, 2003, the Bank provided $230,000 for loan losses. During the prior year, provisions of $167,000 were made. The allowance for loan losses totaled $316,000 or .65% of net loans at June 30, 2003, compared to $344,000 or .65% of net loans at June 30, 2002. The allowance for loan losses at June 30, 2003 was 60.8% of non-performing loans compared to 53.8% as of June 30, 2002.

     Prevailing economic conditions caused fluctuations in loan delinquency rates as well as the Bank's level of non-performing loans and repossessed assets in fiscal 2003. As collections efforts on problem loans resulted in legal action, the volume of non-performing loans decreased and the volume of repossessed property increased. When the level of problem loans decreased the amount required in the allowance for loan losses decreased as well. As loans are transferred to repossessed property through legal action, the loan carrying amount in excess of the collateral's fair value must be charged against the allowance for loan losses. Compared to a year earlier, the appropriate loan loss allowance at June 30, 2003 was lower due to a lower level of non-performing and problem loans, as well as a decrease in total loans. See "-- Non-Performing and Problem Assets".

     Management considers the Bank's allowance for loan losses to be adequate partially based on the fact that the majority of its loan portfolio is comprised of residential mortgage loans, which generally possess a lower risk profile than most other types of loans. At June 30, 2003, residential mortgage loans (including Combo Loans) represented 65.47% of gross loans receivable. See "--Lending Activities". In evaluating the appropriate level of the Bank's allowance for loan losses, management also considers general economic conditions, historical net charge-offs and other factors such as the size, condition and characteristics of the loan portfolio. In this evaluation process, consideration is also given to the volume and composition of loan portfolio growth as well as the level of allowances maintained by peers.

     Non-interest Income. Non-interest income decreased by $102,000 or 43.6% to $132,000 for the year ended June 30, 2003, compared to $234,000 for the prior year ended June 30, 2002. Much of this decrease came from loss on the write-down of investment securities available for sale, which totaled $178,000 for the twelve months ended June 30, 2003. Investment securities sold or written-down during the year-earlier period resulted in a loss of $46,000. Net operating losses of $58,000 were recognized during the year ended June 30, 2003 on the Bank's investment in Cunot Apartments, L.P., compared to recognized losses of $56,000 during the year ended June 30, 2002.

     BSF Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in the purchasing and developing of large tracts of real estate for residential use. Management has utilized the sale of lots to provide home financing opportunities for the Bank and an additional source of income for the Company as a whole. The level of income from BSF fluctuates widely since it is primarily dependent on the volume of lots sold, and profits on residential properties. Gain on sale of real estate held for investment decreased to $70,000 for the year ended June 30, 2003, compared to $78,000 for the year ended June 30, 2002.

     Non-interest Expense. Non-interest expense increased by $99,000 or 4.2%, to $2,483,000 for the year ended June 30, 2003, compared to $2,384,000 for the year ended June 30, 2002. Salaries and employee benefits increased $65,000 or 5.4%. Legal and professional fees decreased $81,000 or 42.9% to $108,000 for the year ended June 30, 2003, compared to $189,000 for the year ended June 30, 2002.

     An increase in foreclosure activity contributed to the overall increase in non-interest expense. The net cost to acquire, repair and dispose of repossessed loan collateral increased 73.0% to $109,000 for 2003, compared to $63,000 in 2002. Several non-recurring expenses related to a computer conversion in early fiscal 2003, including $43,000 in one-time software licensing fees, also contributed to higher overhead expense. Decreases in advertising and net occupancy expense partially offset the overall increase in non-interest expense.

     Income Tax Expense. Income tax expense increased $4,000 to $152,000 for the year ended June 30, 2003, compared to $148,000 for the year ended June 30, 2002. The effective tax rate for fiscal year 2003 increased to 30.6% compared to an effective rate of 22.8% for fiscal 2002. The increase in tax and the effective tax rate resulted from an adjustment to income tax expense to account for the inability of the Company to fully recognize the benefits of capital losses incurred in fiscal year 2003 from the write-down of certain securities. Income tax credits related to the Bank's investment in low-income housing reduced income tax expense by approximately $107,000 in both fiscal years 2003 and 2002.


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

     Prevailing economic conditions caused fluctuations in loan delinquency rates as well as the Bank's level of non-performing loans and repossessed assets in fiscal 2002. As collections efforts on problem loans resulted in legal action, the volume of non-performing loans decreased and the volume of repossessed property increased. When the level of problem loans decreased, the amount required in the allowance for loan losses decreased as well. As loans are transferred to repossessed property through legal action, the loan carrying amount in excess of the collateral's fair value must be charged against the allowance for loan losses. Compared to a year earlier, the appropriate loan loss allowance at June 30, 2002 was lower due to a lower level of non-performing and problem loans, as well as a decrease in total loans. See "-- Non-Performing and Problem Assets".

     Management considers the Bank's allowance for loan losses to be adequate partially based on the fact that the majority of its loan portfolio is comprised of residential mortgage loans, which generally possess a lower risk profile than most other types of loans. At June 30, 2002, residential mortgage loans (including Combo Loans) represented 64.30% of gross loans receivable. See "-- Lending Activities". In evaluating the appropriate level of the Bank's allowance for loan losses, management also considers general economic conditions, historical net charge-offs and other factors such as the size, condition and characteristics of the loan portfolio. In this evaluation process, consideration is also given to the volume and composition of loan portfolio growth as well as the level of allowances maintained by peers.

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


Off-Balance Sheet Arrangements

     As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.


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


Impact of Accounting Changes

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. The Company has determined that it has no such instruments.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement clarifies reporting of contracts as either derivatives or hybrid instruments. The Company has determined that it has no such instruments.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, which provides guidance for transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been adjusted to reflect the additional compensation expense.

     In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant FIN45 instruments of the Company are standby letters of credit. The Company has determined that its standby letters of credit obligations under FIN 45 are not material for disclosure.

Item 7. Financial Statements.
-----------------------------

     The Holding Company's Consolidated Financial Statements and Notes as listed under Item 13, appear in a separate section of this Annual Report on Form 10-KSB beginning on page F-1.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
Asset/Liability Management

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

     Management seeks to control the Bank's interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. Management has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, management uses the net portfolio value ("NPV") methodology to gauge interest rate risk exposure. Management monitors interest rate risk exposure with quarterly Interest Rate Risk Exposure Reports produced by the Office of Thrift Supervision, which are based on data submitted with Schedule CMR of the Bank's quarterly Thrift Financial Report.

     Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of this methodology attempts to quantify interest rate risk as the change in the NPV which would result from theoretical changes in market interest rates.

     Due to the abnormally low prevailing interest rate environment, the NPV estimates are currently limited to those for interest rate increases of 300 basis points (1 basis point equals .01) or less and an interest rate decrease of 100 basis points.

     At June 30, 2003, it was estimated that the Bank's NPV would decrease 1.9% and 12.2% in the event of 100 and 300 basis point increases in market interest rates respectively. It was estimated that the same 100 and 300 basis point increases in market interest rates would have caused NPV to decrease 10.2% and 36.5% respectively at June 30, 2002. The Bank's NPV at June 30, 2003 would increase 2.3% in the event of a 100 basis point decrease in market rates. A year earlier, a 100 basis point decrease in market rates would have increased NPV 7.7%.

     Presented below, as of June 30, 2003 and 2002, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained shifts in market interest rates.

                                 June 30, 2003
                    Net Portfolio Value Summary Performance

                                                            NPV as % of
                                                         Present Value (PV)
                          Net Portfolio Value                 of Assets
         Change     ---------------------------------    --------------------
        In Rates    $ Amount    $ Change     % Change    NPV Ratio    Change
        --------    --------    --------     --------    ---------   --------
                   (Dollars in thousands)

        +300 bp*     $8,470     $(1,181)     (12.24)%      13.48%    (114) bp
        +100 bp       9,467        (184)      (1.91)       14.53       (9) bp
           0 bp       9,651           0        0.00        14.62       --
        -100 bp       9,872         221        2.29        14.75       13  bp

         Interest Rate Risk Measures: 200 Basis Point Rate Shock Pre-Shock NPV Ratio: NPV as % of PV of Assets ... 14.62%
        Exposure Measure:  Post-Shock NPV Ratio ...........  14.25%
        Sensitivity Measure:  Change in NPV Ratio .........   37 bp

                                 June 30, 2002
                    Net Portfolio Value Summary Performance

                                                            NPV as % of
                                                         Present Value (PV)
                          Net Portfolio Value                 of Assets
         Change     ---------------------------------    --------------------
        In Rates    $ Amount    $ Change     % Change    NPV Ratio    Change
        --------    --------    --------     --------    ---------   --------
                   (Dollars in thousands)

        +300 bp*     $4,457     $(2,563)     (36.51)%       7.13%    (329) bp
        +100 bp       6,303        (717)     (10.21)        9.57      (85) bp
           0 bp       7,020           0        0.00        10.42       --
        -100 bp       7,560         540        7.69        11.01       59  bp

         Interest Rate Risk Measures:   200 Basis Point Rate Shock
        Pre-Shock NPV Ratio:  NPV as % of PV of Assets ....  10.42%
        Exposure Measure:  Post-Shock NPV Ratio ...........   8.45%
        Sensitivity Measure:  Change in NPV Ratio .........  197 bp
------------------------
* Basis points.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     There were no such changes or disagreements during the applicable period.


Item 8A.  Controls and Procedures.
----------------------------------

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

     (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
---------------------------------------

     The information required by this item with respect to directors and executive officers is incorporated by reference to pages 3 through 5 of the Holding Company's Proxy Statement for its 2003 Shareholder Annual Meeting (the "2003 Proxy Statement"). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to page 9 of the 2003 Proxy Statement.

     The Company has a separate Audit  Committee  established in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Its members are Stephen Parrish, Tad Wilson, and John T. Gillaspy.

     The Board of Directors of the Company has determined that the Company does not have an "audit committee financial expert", as defined in 12 CFR 228.401(e)(2), serving on its Audit Committee. The Board has selected Audit Committee members based on the Board's determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company's financial statements.

     The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics is filed as an exhibit to this Report.

Item 10.  Executive Compensation.
---------------------------------

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 6 through 7 of the 2003 Proxy Statement.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

     The information required by this item is incorporated by reference to pages 1 through 5 of the 2003 Proxy Statement.


Equity Compensation Plan Information

     The following table provides the information about the Holding Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of June 30, 2003.

                                                                                         Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                     Number of securities        Weighted-average         equity compensation
                                  to be issued upon exercise     exercise price of            plans as of
                                   of outstanding options,         outstanding               June 30, 2003
                                  warrants and rights as of      options, warrants       (excluding securities
                                        June 30, 2003               and rights          reflected in column (a))
Plan category                                (a)                        (b)                       (c)
--------------------------------  --------------------------    ------------------    ---------------------------
Equity compensation plans
  approved by security holders:
    Home Financial Bancorp
      Stock Option Plan ...........         85,800                     $4.24                    116,568

Equity compensation plans
  not approved by security
  holders .........................             --                        --                         --

Total .............................         85,800                     $4.24                    116,568


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information required by this item is incorporated by reference to page 8 of the 2003 Proxy Statement.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

     (a)  Exhibits:

     The Holding Company's financial statements appear in a separate section of this Annual Report on Form 10-KSB beginning on the pages referenced below:

          Financial Statements                                       Page No.
          --------------------                                       --------
          Independent Auditor's Report                                   F-1

          Consolidated Balance Sheets at June 30, 2003 and 2002          F-2

          Consolidated Statement of Income for the Years Ended
             June 30, 2003, 2002 and 2001                                F-3

          Consolidated Statement of Stockholder's Equity
             for the Years Ended June 30, 2003, 2002 and 2001            F-4

          Consolidated Statement of Cash Flows for the Years Ended
             June 30, 2003, 2002 and 2001                                F-5

          Notes to Consolidated Financial Statements                     F-6

     The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

     All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

     (b) Reports on Form 8-K.

          (1) The Holding Company filed a Form 8-K dated May 8, 2003, relating to its earnings release for the quarter ended March 31, 2003.

          (2) The Holding Company filed a Form 8-K dated August 15, 2003, relating to its earnings release for the fiscal year ended June 30, 2003.


Item. 14.  Principal Accountant Fees and Service.
-------------------------------------------------

     The information required by this item is incorporated by reference to pages 8 through 9 of the 2003 Proxy Statement.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.


                                        HOME FINANCIAL BANCORP





Date: September 5, 2003                 By: /s/ Kurt D. Rosenberger
                                            ------------------------------------
                                            Kurt D. Rosenberger, President and
                                            Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kurt D. Rosenberger                                   September 5, 2003
------------------------------------------------
Kurt D. Rosenberger
President, Chief Executive Officer and
Director (Principal Executive Officer)



/s/ Gary M. Monnett                                       September 5, 2003
------------------------------------------------
Gary M. Monnett
Executive Vice President, Chief Financial
Officer and Director (Principal Financial Officer)



/s/ John T. Gillaspy                                      September 5, 2003
------------------------------------------------
John T. Gillaspy, Director



/s/ Stephen Parrish                                       September 5, 2003
------------------------------------------------
Stephen Parrish, Director



/s/ Robert W. Raper                                       September 5, 2003
------------------------------------------------
Robert W. Raper, Vice Chairman



/s/ Frank R. Stewart                                      September 5, 2003
------------------------------------------------
Frank R. Stewart, Chairman



/s/ Tad Wilson                                            September 5, 2003
------------------------------------------------
Tad Wilson, Director

                             Home Financial Bancorp

            Accountants' Report and Consolidated Financial Statements

                          June 30, 2003, 2002 and 2001

                         Independent Accountants' Report


Board of Directors
Home Financial Bancorp
Spencer, Indiana


We have audited the accompanying consolidated balance sheets of Home Financial Bancorp as of June 30, 2003 and 2002, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Financial Bancorp as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



BKD, LLP

Indianapolis, Indiana
August 1, 2003

                             Home Financial Bancorp
                           Consolidated Balance Sheets
                             June 30, 2003 and 2002


Assets

                                                                                 2003                  2002
                                                                         --------------------- ---------------------

    Cash                                                                   $        372,753      $        344,170
    Short-term interest-bearing deposits                                          4,239,305             3,256,798
                                                                            ---------------       ---------------
               Total cash and cash equivalents                                    4,612,058             3,600,968
    Investment securities - available for sale                                    2,868,964             4,626,293
    Loans, net of allowance for loan losses of $316,418 and
       $344,110                                                                  48,499,586            52,706,921
    Real estate acquired for development                                            537,654               608,416
    Premises and equipment                                                        2,031,132             1,832,315
    Federal Home Loan Bank of Indianapolis stock                                  1,114,500             1,100,000
    Interest receivable                                                             380,163               423,738
    Other assets                                                                  1,626,551             1,847,725
                                                                            ---------------       ---------------

               Total assets                                                $     61,670,608      $     66,746,376
                                                                            ===============       ===============

Liabilities
    Deposits
        Noninterest-bearing                                                $      2,154,824      $      1,456,601
        Interest-bearing deposits                                                36,383,786            39,999,730
                                                                            ---------------       ---------------
               Total deposits                                                    38,538,610            41,456,331
        Borrowings                                                               16,000,000            18,504,900
        Other liabilities                                                           410,691               403,833
                                                                            ---------------       ---------------
               Total liabilities                                                 54,949,301            60,365,064
                                                                            ---------------       ---------------

Commitments and Contingencies

Stockholders' Equity
    Preferred stock, without par value
        Authorized and unissued - 2,000,000 shares
    Common stock, without par value
        Authorized - 5,000,000 shares
        Issued and outstanding - 1,356,050 shares                                 3,059,159             3,059,159
    Additional paid-in capital                                                      188,065               158,060
    Retained earnings                                                             3,700,469             3,498,891
    Unearned compensation                                                           (47,407)              (59,665)
    Unearned ESOP shares                                                            (95,784)             (132,795)
    Accumulated other comprehensive loss                                            (83,195)             (142,338)
                                                                            ---------------       ---------------
               Total stockholders' equity                                         6,721,307             6,381,312
                                                                            ---------------       ---------------

               Total liabilities and stockholders' equity                  $     61,670,608      $     66,746,376
                                                                            ===============       ===============
See Notes to Consolidated Financial Statements

                             Home Financial Bancorp
                        Consolidated Statements of Income
                    Years Ended June 30, 2003, 2002 and 2001


                                                                    2003              2002               2001
                                                              ----------------- ------------------ ------------------
    Interest Income
        Loans                                                   $   4,785,665     $   5,241,512      $   5,131,709
        Deposits with financial institutions                           66,028            76,525            109,122
        Investment securities                                         202,016           272,030            447,129
        Federal Home Loan Bank stock                                   63,786            72,231             76,150
                                                                 ------------      ------------       ------------
               Total interest and dividend income                   5,117,495         5,662,298          5,764,110
                                                                 ------------      ------------       ------------

    Interest Expense
        Deposits                                                    1,171,178         1,690,468          2,050,056
        Federal Home Loan Bank advances                               867,658           988,754          1,014,160
        Other interest expense                                            269            17,749            145,831
                                                                 ------------      ------------       ------------
               Total interest expense                               2,039,105         2,696,971          3,210,047
                                                                 ------------      ------------       ------------

    Net Interest Income                                             3,078,390         2,965,327          2,554,063
        Provision for loan losses                                     230,000           167,000             60,000
                                                                 ------------      ------------       ------------

    Net Interest Income After Provision for Loan Losses             2,848,390         2,798,327          2,494,063
                                                                 ------------      ------------       ------------

    Other Income
        Service charges on deposit accounts                           218,272           219,281            177,345
        Gain on sale of real estate acquired for
          development                                                  69,737            77,640             98,040
        Net gain (loss) on available-for-sale securities             (178,494)          (46,268)           107,310
        Equity in losses of limited partnership                       (58,239)          (56,000)           (48,000)
        Other income                                                   80,216            39,445             31,178
                                                                 ------------      ------------       ------------
               Total other income                                     131,492           234,098            365,873
                                                                 ------------      ------------       ------------

    Other Expenses
        Salaries and employee benefits                              1,280,515         1,215,728          1,116,354
        Net occupancy expenses                                        155,317           171,022            177,455
        Equipment expenses                                             95,171            96,854            109,304
        Computer processing fees                                      257,943           247,002            224,573
        Printing and office supplies                                   49,954            50,161             55,895
        Legal and professional fees                                   108,101           189,035            185,201
        Director and committee fees                                    51,000            60,650             58,000
        Advertising expense                                            33,361            45,804             56,226
        Other expenses                                                451,428           308,012            278,083
                                                                 ------------      ------------       ------------
               Total other expenses                                 2,482,790         2,384,268          2,261,091
                                                                 ------------      ------------       ------------

    Income Before Income Tax                                          497,092           648,157            598,845
        Income tax expense                                            152,217           147,670            136,549
                                                                 ------------      ------------       ------------

    Net Income                                                  $     344,875     $     500,487      $     462,296
                                                                 ============      ============       ============

    Net Income Per Share - basic and diluted                    $         .27     $         .39      $         .31

See Notes to Consolidated Financial Statements

                             Home Financial Bancorp
                 Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 2003, 2002 and 2001


                                                                                                          Accumulated
                                                                                                             Other
                                                       Additional                              Unearned  Comprehensive
                                   Common Stock         Paid-in      Retained     Unearned       ESOP        Income
                                Shares      Amount      Capital      Earnings   Compensation    Shares       (Loss)        Total
                              ------------------------------------------------------------------------------------------------------


Balances, July 1, 2000         1,714,800   $3,956,034   $  99,698   $3,828,322    $ (137,381)  $(213,854)  $  (350,345)  $7,182,474
  Comprehensive income
    Net income                                                         462,296                                              462,296
    Other comprehensive
      income, net of tax
      Unrealized gain on
        securities, net of
        reclassification
        adjustment                                                                                             219,069      219,069
                                                                                                                          ---------
  Comprehensive income                                                                                                      681,365
                                                                                                                          ---------
  Cash dividends
    ($.09 per share)                                                  (121,872)                                            (121,872)
  ESOP shares earned                                       17,343                                 41,703                     59,046
  RRP shares earned                                                                   46,670                                 46,670
  Purchase of stock             (355,750)    (889,375)              (1,022,652)                                          (1,912,027)
  Tax benefit on RRP shares                                10,582                                                            10,582
                              ----------    ---------    --------    ---------     ---------    --------    ----------    ---------


Balances, June 30, 2001        1,359,050    3,066,659     127,623    3,146,094       (90,711)   (172,151)     (131,276)   5,946,238
  Comprehensive income
    Net income                                                         500,487                                              500,487
    Other comprehensive
      loss, net of tax
      Unrealized loss on
        securities, net of
        reclassification
        adjustment                                                                                             (11,062)     (11,062)
                                                                                                                          ---------
  Comprehensive income                                                                                                      489,425
                                                                                                                          ---------
  Cash dividends
    ($.12 per share)                                                  (143,448)                                            (143,448)
  ESOP shares earned                                       25,894                                 39,356                     65,250
  RRP shares earned                                                                   31,046                                 31,046
  Purchase of stock               (3,000)      (7,500)                  (4,242)                                             (11,742)
  Tax benefit on RRP shares                                 4,543                                                             4,543
                              ----------    ---------    --------    ---------     ---------    --------    ----------    ---------


Balances, June 30, 2002        1,356,050    3,059,159     158,060    3,498,891       (59,665)   (132,795)     (142,338)   6,381,312
  Comprehensive income
    Net income                                                         344,875                                              344,875
    Other comprehensive
      income, net of tax
      Unrealized gain on
        securities, net of
        reclassification
        adjustment                                                                                              59,143       59,143
                                                                                                                          ---------
  Comprehensive income                                                                                                      404,018
                                                                                                                          ---------
  Cash dividends
    ($.12 per share)                                                  (143,297)                                            (143,297)
  ESOP shares earned                                       30,005                                 37,011                     67,016
  RRP shares earned                                                                   12,258                                 12,258
                              ----------    ---------    --------    ---------     ---------    --------    ----------    ---------


Balances, June 30, 2003        1,356,050   $3,059,159   $ 188,065   $3,700,469    $  (47,407)  $ (95,784)  $   (83,195)  $6,721,307
                              ==========    =========    ========    =========     =========    ========    ==========    =========

See Notes to Consolidated Financial Statements

                             Home Financial Bancorp
                      Consolidated Statements of Cash Flows
                    Years Ended June 30, 2003, 2002 and 2001


                                                                    2003              2002               2001
                                                               ---------------- ------------------ ------------------

    Operating Activities
        Net income                                               $    344,875     $    500,487       $    462,296
        Items not requiring (providing) cash
           Provision for loan losses                                  230,000          167,000             60,000
           Investment securities amortization, net                     52,775           42,927             25,173
           ESOP shares earned                                          67,016           65,250             59,046
           RRP shares earned                                           12,258           31,046             46,670
           Depreciation                                               142,237          141,540            158,369
           Deferred income tax benefit                                     --           11,168                  8
           Gain on sale of real estate acquired for                                    (77,640)
              development                                             (69,737)                            (98,040)
           Gain on sale of foreclosed assets                          (76,382)         (32,142)           (12,979)
           Investment securities (gains) losses                       178,494           46,268           (107,310)
           Losses from limited partnership                             39,512           56,000             48,000
           Net change in interest receivable                           43,575          (46,104)           (40,367)
           Other adjustments                                          666,749         (453,414)            73,955
                                                                  -----------      -----------        -----------
               Net cash provided by operating activities            1,631,372          452,386            674,821
                                                                  -----------      -----------        -----------

    Investing Activities
        Purchases of securities available for sale                 (1,083,361)        (580,640)        (1,781,964)
        Proceeds from sales of securities available for sale               --          214,384          2,718,943
        Proceeds from maturities and paydowns of securities
          available for sale                                        2,707,392        1,779,944          1,072,495
        Net changes in loans                                        2,552,895          598,788         (9,137,989)
        Proceeds from sale of foreclosed assets                     1,006,215          534,506            377,602
        Purchase of premises and equipment                           (341,054)        (114,297)           (97,475)
        Purchase of real estate acquired for development and
          development cost                                            (71,137)        (113,509)          (631,074)
        Proceeds from sale of real estate acquired for                                 219,646
          development                                                 189,187                             218,164
        Purchase of FHLB of Indianapolis stock                        (14,500)              --           (265,000)
                                                                  -----------      -----------        -----------
               Net cash provided by (used in) investing
                  activities                                        4,945,637        2,538,822         (7,526,298)
                                                                  -----------      -----------        -----------

    Financing Activities
        Net change in
           NOW and savings deposits                                   698,223        1,842,373          1,605,006
           Certificates of deposit                                 (3,615,945)      (1,496,601)           964,043
           Short-term borrowings                                       (4,900)      (1,295,138)         1,000,038
        Proceeds from other borrowings                              6,500,000       10,500,000         29,500,000
        Repayment of other borrowings                              (9,000,000)     (12,000,000)       (22,700,000)
        Purchase of stock                                                  --          (11,742)        (1,912,027)
        Dividends paid                                               (143,297)        (143,538)          (106,987)
                                                                  -----------      -----------        -----------
               Net cash provided by (used in) financing
                  activities                                       (5,565,919)      (2,604,646)         8,350,073
                                                                  -----------      -----------        -----------

    Net Change in Cash and Cash Equivalents                         1,011,090          386,562          1,498,596

    Cash and Cash Equivalents, Beginning of Year                    3,600,968        3,214,406          1,715,810
                                                                  -----------      -----------        -----------


    Cash and Cash Equivalents, End of Year                       $  4,612,058     $  3,600,968       $  3,214,406
                                                                  ===========      ===========        ===========

    Additional Cash Flows and Supplementary Information
        Interest paid                                            $  2,069,870     $  2,732,723       $  3,148,243
        Income tax paid                                               143,465          196,120            103,809
        Transfers from loans to foreclosed assets                   1,307,972          892,931            367,305

See Notes to Consolidated Financial Statements

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
             (Table Dollar Amounts in Thousands, Except Share Data)


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

     Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Loans whose payments have insignificant delays not exceeding 90 days outstanding are not considered impaired. The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

     Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of June 30, 2003, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

     Real estate acquired for development is carried at the lower of cost or fair value. Costs relating to development and improvements of property are allocated to individual lots and capitalized, whereas costs relating to holding the property are expensed. Gains and losses on sales of lots are determined on the specific-identification method.

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

     Stock options - The Company has a stock-based employee compensation plan, which is described more fully in Note 17. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. No options were granted during the three years in the period ended June 30, 2003 and all previously granted shares were fully vested prior to July 1, 2000.

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


Note 2: Restriction on Cash and Due From Banks

     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve at June 30, 2003 was $30,000.


Note 3: Investment Securities

                                                                             2003
                                                                    Gross           Gross
                                                  Amortized       Unrealized      Unrealized         Fair
                                                     Cost           Gains           Losses          Value
                                                --------------- --------------- --------------- ---------------
      Available for sale
          Marketable equity securities            $       343     $       --      $     (210)     $      133
          Mortgage-backed securities                    2,664             72              --           2,736
                                                   ----------      ---------       ---------       ---------

             Total investment securities          $     3,007     $       72      $     (210)     $    2,869
                                                   ==========      =========       =========       =========


                                                                             2002
                                                                    Gross           Gross
                                                  Amortized       Unrealized      Unrealized         Fair
                                                     Cost           Gains           Losses          Value
                                                --------------- --------------- --------------- ---------------

      Available for sale
          Marketable equity securities            $       521     $       --      $     (313)     $      208
          Federal agencies                                500              5              --             505
          Mortgage-backed securities                    3,841             72              --           3,913
                                                   ----------      ---------       ---------       ---------

             Total investment securities          $     4,862     $       77      $     (313)     $    4,626
                                                   ==========      =========       =========       =========

     Federal agencies outstanding at June 30, 2002 mature in November 2007.

     Securities with a carrying value of $2,736,000 and $4,418,000 were pledged at June 30, 2003 and 2002 to secure FHLB advances.

     Proceeds from sales of securities available for sale during 2002 and 2001 were $214,000 and $2,719,000. Gross gains of $10,000 in 2002 and gross losses of $31,000 and $164,000 in 2002 and 2001 were realized on the sales. In addition, losses of $178,000 and $25,000 were recorded during 2003 and 2002 due to the permanent decline in the value of a security. The tax expense (benefit) for net gains (losses) on security transactions for 2003, 2002 and 2001 was $(3,000), $(18,000) and $42,000.


Note 4: Loans and Allowance

                                             2003                2002
                                      ------------------- -------------------

       Real estate mortgage loans
           Residential                  $        23,492     $        26,929
           Mobile home and land                   8,744               7,511
           Nonresidential                         9,060              10,430
           Multi-family                             208                 451
       Mobile home loans                          6,703               5,924
       Commercial and industrial                    340                 629
       Consumer loans                               695               1,695
                                         --------------      --------------
                                                 49,242              53,569
                                         --------------      --------------
       Undisbursed portion of loans                (426)               (518)
       Allowance for loan losses                   (316)               (344)
                                         --------------      --------------
                                                   (742)               (862)
                                         --------------      --------------

              Total loans               $        48,500     $        52,707
                                         ==============      ==============



                                         2003           2002            2001
                                    -------------- -------------- --------------

   Allowance for loan losses
       Balances, July 1             $       344    $       392     $        372
       Provision for loan losses            230            167               60
       Recoveries                            --              4               --
       Loans charged off                   (258)          (219)             (40)
                                     ----------     ----------      -----------

       Balances, June 30            $       316    $       344     $        392
                                     ==========     ==========      ===========



     The following table sets forth the amounts and categories of the Company's non-performing loans at June 30.

                                                       2003            2002
                                                 ---------------  --------------

     Accruing loans delinquent 90 days or more     $         51    $          --
     Non-accruing loans                                     469              639
                                                    -----------     ------------

            Net                                    $        520    $         639
                                                    ===========     ============


Note 5: Premises and Equipment

                                         2003                  2002
                                 --------------------- ---------------------

      Land                         $            348      $            348
      Buildings                               2,037                 2,028
      Construction in progress                  272                    --
      Equipment                                 925                   865
                                    ---------------       ---------------
             Total cost                       3,582                 3,241
      Accumulated depreciation               (1,551)               (1,409)
                                    ---------------       ---------------

             Net                   $          2,031      $          1,832
                                    ===============       ===============

Note 6: Investment in Limited Partnership

     An investment in a limited partnership of $519,000 and $558,000 at June 30, 2003 and 2002 included in other assets represents a 99 percent equity in Cunot Apartments (Cunot) a limited partnership organized to build, own and operate a 24-unit apartment complex for senior living. In addition to recording its equity in the losses of Cunot, the Company has recorded the benefit of low income housing tax credits of $107,000 for the years ended
     June 30, 2003, 2002 and 2001.  Condensed unaudited financial statements for
     Cunot at June 30, 2003 and 2002 and for the three years in the period ended
     June 30, 2003 are as follows:

                                                                           2003                 2002
                                                                   -------------------------------------------
     Condensed balance sheets
         Assets
            Cash                                                     $            120     $             89
            Land and property                                                   1,294                1,342
            Other assets                                                            4                    7
                                                                      ---------------      ---------------

               Total assets                                          $          1,418     $          1,438
                                                                      ===============      ===============

         Liabilities
            Notes payable                                            $            610     $            610
            Other liabilities                                                     289                  254
                                                                      ---------------      ---------------
               Total liabilities                                                  899                  864

         Partners' equity                                                         519                  574
                                                                      ---------------      ---------------

               Total liabilities and partners' equity                $          1,418     $          1,438
                                                                      ===============      ===============


                                                       2003                2002                2001
                                               --------------------------------------------------------------

     Condensed statements of operations
         Total revenue                           $            66     $            60     $            57
         Total expenses                                     (121)               (114)               (104)
                                                  --------------      --------------      --------------

            Net loss                             $           (55)    $           (54)    $           (47)
                                                  ==============      ==============      ==============



Note 7: Deposits

                                                 2003              2002
                                         ------------------   ----------------

        Noninterest-bearing demand         $       2,155      $          1,457
        Interest-bearing demand                    3,475                 3,424
        Money market deposits                      1,225                 1,241
        Savings                                    4,989                 4,780
        Certificates of $100,000 or more           9,802                12,167
        Other certificates                        16,893                18,387
                                            ------------       ---------------

               Total deposits              $      38,539      $         41,456
                                            ============       ===============


     Certificates maturing in years
       ending June 30:

        2004                               $      12,983
        2005                                       6,410
        2006                                       2,628
        2007                                       1,813
        2008                                       2,861
                                            ------------

                                           $      26,695

Note 8:  Borrowings

                                                2003                  2002
                                        --------------------- ------------------

     Federal Home Loan Bank advances      $         16,000      $         18,500
     Line of credit                                     --                     5
                                           ---------------       ---------------

            Total                         $         16,000      $         18,505
                                           ===============       ===============


     FHLB advances maturities in years ending June 30:

        2004                                                  $     6,500
        2005                                                        3,000
        2006                                                        2,000
        2007                                                        1,500
        2008                                                        1,500
        2009                                                        1,500
                                                               ----------

                                                              $    16,000


     The Federal Home Loan Bank advances are secured by mortgage loans and investment securities totaling $35,616,000. Advances, at interest rates from 2.49 to 5.58 percent, are subject to restrictions or penalties in the event of prepayment.



Note 9: Income Tax

                                            2003          2002         2001
                                        ------------- ------------- -----------

     Income tax expense
         Currently payable
            Federal                     $       120   $        89   $        86
            State                                42            48            51
         Deferred
            Federal                              (8)            7            (3)
            State                                (2)            4             3
                                         ----------    ----------    ----------

             Total income tax expense   $       152   $       148   $       137
                                         ==========    ==========    ==========

                                                                 2003             2002             2001
                                                            ---------------- --------------- -----------------

     Reconciliation of federal statutory to actual tax
        expense
         Federal statutory income tax at 34%                  $       169      $       220     $       204
         Effect of state income taxes                                  26               34              36
         Business tax credits                                        (107)            (107)           (107)
         Valuation allowance                                           68               --              --
         Other                                                         (4)               1               4
                                                               ----------       ----------      ----------

            Actual tax expense                                $       152      $       148     $       137
                                                               ==========       ==========      ==========

     Effective tax rate                                             30.6%            22.8%           22.8%

     A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                                                                       2003              2002
                                                                                 ------------------------------------
           Assets
               Allowance for loan losses                                           $         141    $         137
               Deferred compensation                                                          24               19
               Securities available for sale                                                  55               93
               Capital loss in equity securities                                              93               --
               Other                                                                          --               17
                                                                                    ------------     ------------
                  Total assets                                                               313              266
                                                                                    ------------     ------------

           Liabilities
               Depreciation                                                                  (26)             (27)
               State income tax                                                              (15)             (10)
               Loan fees                                                                      (4)              (1)
                                                                                    ------------     ------------
                  Total liabilities                                                          (45)             (38)
                                                                                    ------------     ------------
                  Net deferred tax asset before valuation allowance                          268              228
               Valuation allowance                                                           (68)              --
                                                                                    ------------     ------------

                  Net deferred tax asset                                           $         200    $         228
                                                                                    ============     ============

     No valuation allowance was necessary for the three years ended June 30, 2003.

     Retained earnings at June 30, 2003, include approximately $700,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank status" would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred federal income tax liability on the above amounts was approximately $240,000 at June 30, 2003.



Note 10: Other Comprehensive Income

                                                                                   2003
                                                                                    Tax          Net-of-Tax
                                                             Before-Tax Amount    Benefit          Amount
                                                             --------------------------------------------------
      Unrealized losses on securities
          Unrealized holding losses arising during the year    $         (80)   $         32    $        (48)
          Less: reclassification adjustment for losses
            realized in net income                                      (178)             71            (107)
                                                                ------------     -----------     -----------

             Other comprehensive loss                          $          98    $        (39)   $         59
                                                                ============     ===========     ===========


                                                                                   2002
                                                                                    Tax          Net-of-Tax
                                                             Before-Tax Amount    Benefit          Amount
                                                             --------------------------------------------------

      Unrealized losses on securities
          Unrealized holding losses arising during the year    $         (64)   $         25    $        (39)
          Less: reclassification adjustment for losses
            realized in net income                                       (46)             18             (28)
                                                                ------------     -----------     -----------

             Other comprehensive loss                          $         (18)   $          7    $        (11)
                                                                ============     ===========     ===========


                                                                                   2001
                                                                                    Tax          Net-of-Tax
                                                             Before-Tax Amount    Expense          Amount
                                                             --------------------------------------------------

      Unrealized gains on securities
          Unrealized holding gains arising during the year     $         470    $       (186)   $        284
          Less: reclassification adjustment for gains
            realized in net income                                       107             (42)             65
                                                                ------------     -----------     -----------

             Other comprehensive income                        $         363    $       (144)   $        219
                                                                ============     ===========     ===========


Note 11: Commitments and Contingent Liabilities

     In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

     Financial instruments whose contract amount represents credit risk as of June 30 were as follows:

                                             2003              2002
                                      ------------------ -----------------

      Commitments to extend credit      $       3,763      $      2,268
      Unused lines of credit                      176               453


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, or other assets of the borrower.

     The Company has entered into agreements with two officers which provide for salary continuation for a three-year period under certain circumstances, primarily related to change of control of the Company or Bank, as defined. Under the terms of the agreements, these payments could occur if, following a change of control, such officers are terminated other than for cause or unreasonable changes are made in their employment relationships. These agreements extend automatically for one year on each anniversary date unless certain conditions are met.

     The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company or Bank.


Note 12: Stockholders' Equity

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

     Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net profits for the current calendar year to date plus those for the previous two calendar years. At June 30, 2003, total stockholder's equity of the Bank was $6,270,000 of which $5,322,000 was restricted from dividend distribution to the Company. Although well capitalized, under current regulations in effect, the Bank is required to apply to the Office of Thrift Supervision to pay dividends to the Company.


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

     There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2003 and 2002, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2003 that management believes has changed the Bank's classification.

     The Bank's actual and required capital amounts and ratios are as follows:

                                                                           2003
                                                                         Required              Required
                                                                       for Adequate           To Be Well
                                                   Actual                Capital              Capitalized
                                              Amount      Ratio      Amount     Ratio      Amount      Ratio
                                            ----------- ---------- ----------- --------- ----------- ----------
      Total risk-based capital (to risk
         weighted assets)                     $  5,762      14.3%    $  3,226    8.0%      $ 4,032       10.0%
      Tier I capital (to risk weighted
         assets)                                 5,425      13.5        1,613    4.0         2,419        6.0
      Core capital (to adjusted total
         assets)                                 5,425       9.0        2,420    4.0         3,026        5.0
      Core capital (to adjusted tangible
         assets)                                 5,425       9.0        1,210    2.0           N/A        N/A
      Tangible capital (to adjusted total
         assets)                                 5,425       9.0          908    1.5           N/A        N/A


                                                                           2002
                                                                         Required              Required
                                                                       for Adequate           To Be Well
                                                   Actual                Capital              Capitalized
                                              Amount      Ratio      Amount     Ratio      Amount      Ratio
                                            ----------- ---------- ----------- --------- ----------- ----------

      Total risk-based capital (to risk
         weighted assets)                     $  5,243      12.4%    $  3,396      8.0%    $ 4,245       10.0%
      Tier I capital (to risk weighted
         assets)                                 4,899      11.5        1,698      4.0       2,547        6.0
      Core capital (to adjusted total
         assets)                                 4,899       7.5        2,610      4.0       3,263        5.0
      Core capital (to adjusted tangible
         assets)                                 4,899       7.5        1,305      2.0         N/A        N/A
      Tangible capital (to adjusted total
         assets)                                 4,899       7.5          979      1.5         N/A        N/A


Note 15: Employee Benefit Plans

     The Bank is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. The plan required contributions in the amount of $59,000, $50,000 and $32,000 for the years ended June 30, 2003, 2002 and 2001. The plan provides pension benefits for substantially all of the Bank's employees.

     The Company has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent of the first 6 percent of base salary contributed by participants. The Company's expense for the plan was $13,000, $19,000 and $14,000 for the years ended June 30, 2003, 2002 and
     2001.

     The Company has an ESOP covering substantially all employees of the Bank. The ESOP acquired 161,896 shares of the Company's common stock at $2.50 per share with funds provided by a loan from the Company. Accordingly, the unearned common stock acquired by the ESOP is shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, which may be distributed to participants or used to repay the loan, are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Bank, are made to the ESOP. The expense under the ESOP was $58,000, $65,000 and $59,000 for the years ended June 30, 2003, 2002 and 2001. At June 30, 2003 and 2002, the ESOP had 115,950 and 100,676 allocated shares; 38,779 and 53,583 suspense shares; and 7,167 and 7,637 committed-to-be released shares. The fair value of the unearned ESOP shares at June 30, 2003 and 2002 was $200,000 and $208,000.

     The Company has a Recognition and Retention Plan and Trust (RRP). The RRP may acquire up to 80,948 shares of the Company's common stock for awards to management. Shares awarded to management under the RRP vest at a rate of 20 percent at the end of each full 12 months of service with the Bank after the date of grant. As of June 30, 2003, 80,948 shares of common stock have been awarded to management. Nonvested shares have been recorded as unearned compensation and shown as a reduction to stockholders' equity. Expense under the RRP was $12,000, $31,000 and $47,000 for the years ended June 30, 2003, 2002 and 2001.

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

           Balances, July 1, 2002                       $            266
               New loans, including renewals                           8
               Payments, etc. Including renewals                    (117)
                                                         ---------------

           Balances, June 30, 2003                      $            157
                                                         ===============


     Deposits from related parties held by the Bank at June 30, 2003 and 2002 totaled $681,000 and $748,000.


Note 17: Stock Option Plan

     The Company has reserved 202,368 shares of Company stock for the granting of options to certain directors, officers and other key employees of the Company and its subsidiary.

     Incentive stock options for 110,000 shares of common stock have been granted with ten year terms that expire October 13, 2007 and a exercise price of $4.25 per share. In addition, non-qualified options for 30,000 and 3,000 shares have been granted with ten year terms that expire October 14, 2007 and August 25, 2008 with an exercise price of $4.25 and $4.13 per share, respectively.



     The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended June 30:

                                                  2003                     2002                      2001
                                                     Weighted-                Weighted-                 Weighted-
                                                      Average                  Average                   Average
                Options                   Shares   Exercise Price  Shares   Exercise Price  Shares   Exercise Price
---------------------------------------------------------------------------------------------------------------------
           Outstanding, beginning of
              year                         115,800   $      4.24    115,800   $      4.24    115,800   $      4.24
           Granted                              --                       --                       --
           Exercised                            --                       --                       --
           Forfeited                       (30,000)                      --                       --
                                           -------                  -------                  -------


           Outstanding and
              exercisable,
              end of year                   85,800          4.24    115,800          4.24    115,800          4.24
                                           =======                  =======                  =======


     As of June 30, 2003, 82,800 options outstanding have an exercise price of $4.25 and a remaining contractual life of four years, and 3,000 options outstanding have an exercise prices of $4.13 and a remaining contractual life of five years. There were 116,568 shares available for the grant at June 30, 2003.


Note 18: Earnings Per Share

     Earnings per share were computed as follows:

                                                                                2003
                                                                                                  Per-
                                                              Net        Weighted- Average       Share
                                                             Income           Shares             Amount
                                                        ------------------------------------------------------
     Basic Earnings Per Share
         Income available to common stockholders          $        345         1,292,421     $        .27

     Effect of Dilutive Stock Options                               --             7,301
                                                           -----------     -------------

     Diluted Earnings Per Share
         Income available to common stockholders and
           assumed conversions                            $        345         1,299,722     $        .27
                                                           ===========     =============      ===========


                                                                                2002
                                                                                                  Per-
                                                              Net        Weighted- Average       Share
                                                             Income           Shares             Amount
                                                        ------------------------------------------------------

     Basic Earnings Per Share
         Income available to common stockholders          $        500         1,269,892     $        .39

     Effect of Dilutive Stock Options                               --             2,082
                                                           -----------     -------------

     Diluted Earnings Per Share
         Income available to common stockholders and
           assumed conversions                            $        500         1,271,974     $        .39
                                                           ===========     =============      ===========


                                                                                2001
                                                                                                  Per-
                                                              Net        Weighted- Average       Share
                                                             Income           Shares             Amount
                                                        ------------------------------------------------------

     Basic Earnings Per Share
         Income available to common stockholders          $        462         1,473,810     $        .31

     Effect of Dilutive Stock Options                               --             4,109
                                                           -----------     -------------

     Diluted Earnings Per Share
         Income available to common stockholders and
           assumed conversions                            $        462         1,477,919     $        .31
                                                           ===========     =============      ===========


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



     The estimated fair values of the Company's financial instruments are as follows:

                                                                 2003                             2002
                                                      Carrying           Fair           Carrying          Fair
                                                       Amount            Value           Amount          Value
                                                   ---------------- ---------------- --------------- ---------------
           Assets
               Cash and cash equivalents             $      4,612     $    4,612       $     3,601     $    3,601
               Securities available for sale                2,869          2,869             4,626          4,626
               Loans, net                                  48,500         52,766            52,707         53,542
               Stock in FHLB                                1,115          1,115             1,100          1,100
               Interest receivable                            380            380               424            424

           Liabilities
               Deposits                                    38,539         39,322            41,456         40,975
               Borrowings                                  16,000         16,716            18,505         18,945

           Off-Balance Sheet Assets
               Commitments to extend credit


Note 20: Condensed Financial Information (Parent Company Only)

     Presented  below  is  condensed  financial   information  as  to  financial
     position, results of operations and cash flows of the Company:

                            Condensed Balance Sheets

                                                                    2003               2002
                                                             ---------------------------------------
           Assets
               Cash and cash equivalents                       $           94     $          188
               Securities available for sale                              133                208
               Premises and equipment                                      --                  4
               Investment in subsidiary                                 6,270              5,833
               Other assets                                               352                265
                                                                -------------      -------------

                  Total assets                                 $        6,849     $        6,498
                                                                =============      =============

           Liabilities                                         $          128     $          117

           Stockholders' Equity                                         6,721              6,381
                                                                -------------      -------------

                  Total liabilities and stockholders' equity   $        6,849     $        6,498
                                                                =============      =============

                         Condensed Statements of Income

                                                                     2003             2002              2001
                                                              ------------------------------------------------------
           Income
               Interest income                                  $          16     $          21    $          34
               Dividends from bank                                        146                75            2,013
               Net realized gains (losses) on available for
                 sale securities                                         (178)              (46)             115
                                                                 ------------      ------------     ------------
                  Total income                                            (16)               50            2,162
                                                                 ------------      ------------     ------------

           Expenses
               Salaries and employee benefits                              70                44               33
               Legal and professional fees                                  3                60               63
               Other expenses                                              37                27               91
                                                                 ------------      ------------     ------------
                  Total expenses                                          110               131              187
                                                                 ------------      ------------     ------------

           Income (loss) before income tax benefit and
              equity in undistributed income of subsidiary               (126)              (81)           1,975
           Income tax benefit                                              43                61               11
                                                                 ------------      ------------     ------------

           Income (loss) before equity in undistributed
              income of subsidiary                                        (83)              (20)           1,986
           Equity in undistributed (distribution in excess
              of) income of subsidiary                                    428               520           (1,524)
                                                                 ------------      ------------     ------------

           Net Income                                           $         345     $         500    $         462
                                                                 ============      ============     ============


                       Condensed Statements of Cash Flows

                                                                       2003             2002            2001
                                                                 ---------------------------------------------------

           Operating Activities
               Net income                                          $        345     $        500    $         462
               Items not requiring (providing) cash                        (296)            (383)           1,463
                                                                    -----------      -----------     ------------
                  Net cash provided by operating activities                  49              117            1,925
                                                                    -----------      -----------     ------------

           Investing Activities
               Purchases of securities available for sale                    --              (81)          (1,669)
               Proceeds from sales of securities available for
                 sale                                                        --              214            1,801
                                                                    -----------      -----------     ------------
                  Net cash provided by investing activities                  --              133              132
                                                                    -----------      -----------     ------------

           Financing Activities
               Dividends paid                                              (143)            (144)            (107)
               Purchase of stock                                             --              (12)          (1,912)
                                                                    -----------      -----------     ------------
                  Net cash used in financing activities                    (143)            (156)          (2,019)
                                                                    -----------      -----------     ------------

           Net Change in Cash and Cash Equivalents                          (94)              94               38

           Cash and Cash Equivalents at Beginning of Year                   188               94               56
                                                                    -----------      -----------     ------------

           Cash and Cash Equivalents at End of Year                $         94     $        188    $          94
                                                                    ===========      ===========     ============

                                 EXHIBIT INDEX


Exhibit Index*
--------------

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

    10(3)      Employment  Agreement  between Owen Community Bank, s.b. and Kurt
               D. Rosenberger dated July 1, 1999; Amendment thereto dated December 17, 2002.

    10(4)      Employment  Agreement  between Owen Community Bank, s.b. and Gary
               M. Monnett dated December 17, 2002.

    10(5)      Employment  Contract  between Owen Community Bank, s.b. and Frank
               R. Stewart dated July 1, 1999.

    10(6) Home Financial Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(6) to the Companys Form 10-Q for the Period Ended September 30, 1997.

    10(7) Owen Community Bank, s.b. Recognition and Retention Plan is incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held January 8, 1997.

    14         Code of Ethics

    21         Subsidiaries  of the  issuer are  incorporated  by  reference  to
               Exhibit   21  to  the   Registration   Statement   on  Form   S-1
               (Registration No. 333-1746).

    23         Consent of Independent Auditor

    31(1)      Certification required by 17 C.F.R. 240.13a-14(a).

    31(2)      Certification required by 17 C.F.R. 240.13a-14(a).

    32         Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(7).