Form 10QSB
period 2003-09-30
HOME FINANCIAL BANCORP
filed 2003-11-14
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13  OR 15(d)  OF  THE  SECURITIES
     EXCHANGE    ACT    OF    1934    FOR    THE    TRANSITION    PERIOD    FROM
     _____________________ TO ________________________

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


The number of shares of the Registrant's common stock, without par value, outstanding as of November 1, 2003 was 1,356,050.

Transitional Small Business Disclosure Format (check one)   Yes [ ]   No [X]

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index
                                                                        Page No.
                                                                        --------
Forward Looking Statements                                                 2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets as of
           September 30, 2003 (Unaudited) and June 30, 2003                3

           Consolidated Condensed Statements of Income for the
           three months ended September 30, 2003 and 2002
           (Unaudited)                                                     4

           Consolidated Condensed Statements of Shareholders' Equity
           for the three months ended September 30, 2003 and 2002
           (Unaudited)                                                     5

           Consolidated Condensed Statements of Cash Flows for the
           three months ended September 30, 2003 and 2002
           (Unaudited)                                                     6

           Notes to Consolidated Condensed Financial Statements            8

Item 2.  Management's Discussion and Analysis or Plan of Operation        10

Item 3.  Controls and Procedures                                          17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                18
Item 2.  Changes in Securities                                            18
Item 3.  Defaults upon Senior Securities                                  18
Item 4.  Submission of Matters to a Vote of Security Holders              18
Item 5.  Other Information                                                18
Item 6.  Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                19

CERTIFICATIONS                                                            20

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

                                      HOME FINANCIAL BANCORP
                                   AND WHOLLY-OWNED SUBSIDIARY
                                     OWEN COMMUNITY BANK, s.b.
                               CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               September 30,                June 30,
                                                                   2003                       2003
                                                                   ----                       ----
                                                                (Unaudited)
ASSETS
    Cash                                                       $     762,274            $     372,753
    Short-term interest-bearing deposits                           5,139,087                4,239,305
                                                        -------------------------- -------------------------
        Total cash and cash equivalents                            5,901,361                4,612,058
    Investment securities available for sale                       2,441,582                2,868,964
    Loans                                                         47,918,223               48,816,004
    Allowance for loan losses                                       (339,649)                (316,418)
                                                         -------------------------- -------------------------
        Net loans                                                 47,578,574               48,499,586
    Real estate acquired for development                             532,020                  537,654
    Premises and equipment                                         2,050,538                2,031,132
    Federal Home Loan Bank Stock                                   1,128,300                1,114,500
    Interest receivable                                              357,514                  380,163
    Investment in limited partnership                                506,655                  518,655
    Other assets                                                   1,331,110                1,107,896
                                                        -------------------------- -------------------------
        Total assets                                             $61,827,654              $61,670,608
                                                        ========================== =========================

LIABILITIES
    Deposits
       Noninterest-bearing deposits                             $  1,840,442             $  2,154,824
       Interest-bearing deposits                                  36,762,473               36,383,786
                                                        -------------------------- -------------------------
            Total deposits                                        38,602,915               38,538,610
    Advances from Federal Home Loan Bank and
      other borrowings                                            16,000,000               16,000,000
    Other liabilities                                                412,209                  410,691
                                                        -------------------------- -------------------------
        Total liabilities                                         55,015,124               54,949,301
                                                        -------------------------- -------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                   - - - -                  - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,356,050 shares                                  3,257,197                3,247,224
    Retained earnings                                              3,765,114                3,700,469
    Unearned Compensation RRP                                        (43,776)                 (47,407)
    Unearned ESOP shares                                             (86,825)                 (95,784)
    Accumulated other comprehensive loss                             (79,180)                 (83,195)
                                                        -------------------------- -------------------------
        Total shareholders' equity                                 6,812,530                6,721,307
                                                        -------------------------- -------------------------
        Total liabilities and shareholders' equity               $61,827,654              $61,670,608
                                                        ========================== =========================


See notes to consolidated condensed financial statements.


                             HOME FINANCIAL BANCORP
                          AND WHOLLY-OWNED SUBSIDIARY
                           OWEN COMMUNITY BANK, s.b.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                     Three Months Ended
                                                                        September 30,
                                                       ---------------------- ---------------------
                                                                 2003                   2002
                                                       ---------------------- ---------------------
                                                                           (Unaudited)
Interest income
    Loans                                                    $1,108,379             $1,244,662
    Deposits with financial institutions                         11,752                 22,672
    Investment securities                                        30,824                 59,238
    Federal Home Loan Bank stock                                 12,789                 17,329
                                                       ---------------------- ---------------------
        Total interest income                                 1,163,744              1,343,901
                                                       ---------------------- ---------------------
Interest expense
    Deposits                                                    236,964                332,729
    Advances from Federal Home Loan Bank advances and
     other borrowings                                           182,353                237,313
                                                       ---------------------- ---------------------
        Total interest expense                                  419,317                570,042
                                                       ---------------------- ---------------------
Net interest income                                             744,427                773,859
    Provision for losses on loans                                60,000                 70,000
                                                       ---------------------- ---------------------
Net interest income after provision for losses on loans         684,427                703,859
                                                       ---------------------- ---------------------
Other income
    Service charges on deposit accounts                          56,277                 52,940
    Gain on sale of real estate acquired for
          development                                            11,706                 27,588
     Net gain (loss) on available for sale securities            (1,231)               - - - -
     Equity in loss of limited partnership                      (12,000)               (14,389)
    Other income                                                 14,535                  5,116
                                                       ---------------------- ---------------------
        Total other income                                       69,287                 71,255
                                                       ---------------------- ---------------------
Other expenses
    Salaries and employee benefits                              300,398                334,349
    Net occupancy expenses                                       41,913                 37,921
    Equipment expenses                                           20,712                 17,886
    Deposit insurance expense                                     4,379                  1,793
    Computer processing fees                                     58,750                 82,932
     Printing and office supplies                                 8,353                 15,129
    Legal and accounting fees                                    79,988                 25,368
     Director and committee fees                                 12,450                 12,900
     Advertising expense                                          6,775                  5,458
    Other expenses                                              103,776                113,957
                                                       ---------------------- ---------------------
        Total noninterest expenses                              637,494                647,693
                                                       ---------------------- ---------------------
Income before income taxes                                      116,220                127,421
    Income tax expense                                           15,749                 23,522
                                                       ---------------------- ---------------------
Net income                                                   $  100,471             $  103,899
                                                       ====================== =====================

Basic and diluted net income per share                       $      .08             $      .08
Dividend per share                                           $      .03             $      .03

See notes to consolidated condensed financial statements.


                             HOME FINANCIAL BANCORP
                          AND WHOLLY-OWNED SUBSIDIARY
                           OWEN COMMUNITY BANK, s.b.

                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       2003             2002
                                                    ---------------------------
                                                            (Unaudited)

Balance, July 1                                     $6,721,307       $6,381,312
Net income                                             100,471          103,899
Common stock repurchased                               - - - -          - - - -
Fair value adjustment of ESOP shares                     9,973            5,690
ESOP shares earned                                       8,959            9,546
RRP shares earned                                        3,630            2,509
Cash dividends                                        (35,825)          (35,825)
Net change in unrealized gain on securities
   available for sale                                    4,015          (16,017)
                                                    ----------       ----------
Balance, September 30                               $6,812,530       $6,451,114
                                                    ==========       ==========

See notes to consolidated condensed financial statements.


                             HOME FINANCIAL BANCORP
                          AND WHOLLY-OWNED SUBSIDIARY
                           OWEN COMMUNITY BANK, s.b.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                           September 30,
                                                        -------------------------- -------------------------
                                                                      2003                   2002
                                                        -------------------------- -------------------------
                                                                            (Unaudited)
OPERATING ACTIVITIES
Net income                                                           $   100,471                $   103,899
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                             60,000                     70,000
    Depreciation                                                          33,637                     30,453
    Losses realized on securities available for sale                       1,231                    - - - -
    Gain on sale of foreclosed assets                                    (16,209)                     3,389
    Gain on sale of real estate acquired for development                 (11,706)                   (27,588)
    Loss from operations of limited partnership                           12,000                     14,389
    Change in interest receivable                                         22,650                     (3,658)
    Fair value adjustment of ESOP shares                                   9,973                      5,690
    Amortization of unearned ESOP shares                                   8,959                      9,546
    Amortization of unearned RRP shares                                    3,630                      2,509
    Other adjustments                                                      7,344                    153,593
                                                        -------------------------- -------------------------
        Net cash provided by operating activities                        231,980                    362,222
                                                        -------------------------- -------------------------

INVESTING ACTIVITIES
Purchases of securities available for sale                               - - - -                 (1,083,361)
Proceeds from sale of securities available for sale                          109                    - - - -
Proceeds from maturities and repayments of investment
    securities available for sale                                        422,200                    565,132
Net changes in loans                                                     575,013                    639,215
Purchases of Federal Home Loan Bank stock                                (13,800)                   - - - -
Purchases of premises and equipment                                      (53,043)                   (42,112)
Proceeds from sale of foreclosed assets                                   81,024                     77,785
Purchases of real estate for development                                 (22,615)                   (29,593)
Proceeds from sale of real estate acquired for
    development                                                           39,955                     44,750
                                                        -------------------------- -------------------------
    Net cash provided by investing activities                          1,028,843                    171,816
                                                        -------------------------- -------------------------

FINANCING ACTIVITIES
Net change in:
    Deposits - noninterest bearing                                      (314,383)                   560,954
    Deposits - interest bearing                                          378,688                  2,044,661
Repayment of Federal Home Loan Bank advances                             - - - -                 (1,000,000)
Proceeds from other borrowings                                           - - - -                    - - - -
Repayment of other borrowings                                            - - - -                    - - - -
Purchase of stock                                                        - - - -                    - - - -
Cash dividends                                                           (35,825)                   (35,824)
                                                        -------------------------- -------------------------
    Net cash provided by financing activities                             28,480                  1,569,791
                                                        -------------------------- -------------------------

                                                                        Three Months Ended
                                                                           September 30,
                                                        -------------------------- -------------------------
                                                                      2003                   2002
                                                        -------------------------- -------------------------
                                                                            (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                1,289,303                  2,103,829

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                       4,612,058                  3,600,968
                                                        -------------------------- -------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  5,901,361               $  5,704,797
                                                        ========================== =========================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                     $      419,235             $      592,934
Income tax paid                                                           50,000                     40,000


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. These consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's
Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of those expected for the remainder of the year. The consolidated condensed balance sheet of the Company as of June 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.


NOTE B: Earnings Per Share

Earnings per share (EPS) were computed as follows:



For the Three Months Ended
             September 30,                           2003                                       2002
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $100,471    1,302,741      $  0.08         $103,899    1,285,550      $  0.08
                                                              =============                              =============
Effect of Dilutive Securities                  0       17,352                             0          522
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $100,471    1,320,093      $  0.08         $103,899    1,286,072      $  0.08
                                   ========================================    =======================================

NOTE C: Other Comprehensive Income
                                                                                    2003
                                                                                     Tax
For the Three Months Ended                                        Before-Tax      (Expense)      Net-of-Tax
September 30                                                        Amount         Benefit         Amount
                                                                    ------         -------         ------
Unrealized gains on securities:
  Unrealized holding gains arising during the year                 $   5,416      $  (2,145)      $   3,271
  Less: reclassification adjustment for losses realized in
     net income                                                       (1,231)           487            (744)
                                                                   ---------      ---------       ---------
Other comprehensive income                                         $   6,647      $  (2,632)      $   4,015
                                                                   =========      =========       =========


                                                                                    2002
For the Three Months Ended                                        Before-Tax         Tax         Net-of-Tax
September 30                                                        Amount         Benefit         Amount
                                                                    ------         -------         ------
Unrealized losses on securities:
  Unrealized holding losses arising during the year                $ (26,523)     $  10,506       $ (16,017)
                                                                   =========      =========       =========

Item 2: Management's Discussion and Analysis or Plan of Operation.

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

The Bank entered into a Partnership Agreement with Area Ten Development, Inc., a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc. to finance construction and development of Cunot Apartments, L.P., and a low income senior housing project. The total cost of the project was approximately $1.4 million. The Bank purchased a 99% limited partnership interest for approximately $700,000.

During the quarter, the Bank recorded $12,000 as its share of net operating losses from the project, reducing its net investment to $507,000 at September 30, 2003. Income tax credits related to this investment reduced the Company's first quarter federal income tax expense by $27,000.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of Home Financial Bancorp must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of Home Financial Bancorp's significant accounting policies, see "Notes to the Consolidated Financial Statements" in Home Financial Bancorp's 2003 Annual Report on pages F-6 to F-8. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of Home Financial Bancorp's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" on page 37 in Home Financial Bancorp's 2003 Annual Report.


Financial Condition

At September 30, 2003, total assets were $61.8 million. Assets increased $157,000 since June 30, 2003. Assets increased due to a $1.3 million or 28% increase in cash and cash equivalents to $5.9 million. Investment securities decreased 14% to $2.4 million, compared to $2.9 million three months earlier. Loan repayments outpaced new loan production, resulting in an $898,000 or 2% decline in loans outstanding since June 30, 2003. Loans totaled $47.9 million at the end of the first quarter.

The allowance for loan losses increased $23,000 or 7% since June 30, 2003. Net loan losses for the quarter ended September 30, 2003 were $37,000 compared to $67,000 for the quarter ended September 30, 2002. Allowances maintained for loan losses were $340,000 or 0.71% of total loans at September 30, 2003 compared to $316,000 or 0.65% of total loans at June 30, 2003.

Deposits were stable at $38.6 million as of September 30, 2003. Deposits totaled $38.5 million three months earlier. Total borrowings were unchanged at $16.0 million as of September 30, 2003 and June 30, 2003.

Shareholders' equity was $6.8 million or 11.0% of total assets at September 30, 2003. Factors affecting shareholders' equity during the quarter included net income, quarterly cash dividends of $.03 per share, a net increase of $4,000 in the market value of investment securities, and the amortization of costs associated with stock-based employee benefit plans. Based on 1,356,050 shares outstanding, the Company's book value per share was $5.02 at September 30, 2003 and $4.76 at September 30, 2002.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001

For the quarter ended September 30, 2003, the Company reported net income of $100,000 or $.08 diluted earnings per share. Net income totaled $104,000, or $.08 diluted earnings per share for the quarter ended September 30, 2002. Net income decreased primarily due to a decrease in interest revenue compared to a year earlier.

Interest income decreased by $180,000 or 13% for the three months ended September 30, 2003, compared to the same period in 2002. This decrease was not fully offset by a $151,000 or 26% decrease in interest expense. The continuation of lower yields on fewer interest earning assets out-weighted the impact of declining interest expense.

For the quarter ended September 30, 2003, average interest-earning assets of $56.8 million produced a yield of 8.2%, compared to 8.6% on average interest-earning assets of $62.7 million during the same period in 2002. The cost of interest-bearing liabilities decreased to 3.2% on an average balance of $52.6 million during first quarter 2004 compared to 3.9% on costing liabilities of $59.0 million during first quarter 2003.

The Company's net interest margin for the quarter ended September 30, 2003 increased to 5.2%, compared to 4.9% for the quarter ended September 30, 2002. Net interest income before the provision for loan losses was $744,000 for the first quarter of fiscal 2004. This represents a decrease of $30,000 or 4% compared to first quarter 2003.

Non-interest income decreased $2,000 or 3% compared to first quarter 2003. This decrease was due to a decrease in income from the sale of real estate acquired for development. Gain on the sale of real estate acquired for development was $12,000 for the quarter ended September 30, 2003, compared to $27,000 during the quarter ended September 30, 2002.

Non-interest expense decreased $10,000 or 2% to $637,000 for the quarter ended September 30, 2003, compared to the year-earlier period. Salaries and employee benefits decreased $34,000 or 10% and computer processing fees decreased $24,000 or 29%. Due to non-recurring expenses associated with the Bank's computer system conversion in July 2002, computer processing fees were unusually high during first quarter 2003. Decreases in several other expenses, including printing and supplies, contributed to the overall decline in non-interest expenses.

Offsetting much these expense decreases, legal and professional fees more than doubled to $80,000, compared to $25,000 for the same period a year earlier. Lower legal and professional fees were reported for the quarter ended September 30, 2002 due to a recorded adjustment for over-accrued prior period audit and accounting expenses. The continuation of an unfortunate trend in foreclosure activity also led to a $28,000 increase in expenses associated with acquisition, repair and disposition of repossessed loan collateral.

Recognition of income tax credits for the Bank's investment in Cunot Apartments, L.P., a local low-income senior housing development, totaled $27,000 for both quarters ended September 30, 2003 and 2002. The Company's effective tax rates for the quarters ended September 30, 2003 and 2002 were 13.6% and 18.5%, respectively.

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

Loan loss provisions were $60,000 for the quarter, compared to $70,000 for the year-earlier period. A regular assessment of loan loss allowance adequacy indicated that these provisions were required to maintain an appropriate allowance level. The continuation of adverse loan delinquency and foreclosure trends may necessitate larger future provisions to the Bank's allowance for loan losses. At September 30, 2003, after net losses and recoveries, the allowance for loan losses was $340,000 or 0.71% of total loans, compared to $316,000 or 0.65% at June 30, 2003.

Management considered the allowance for loan losses at September 30, 2003, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 2003 and September 30, 2002:

Balance, July 1, 2003       $316,418     Balance, July 1, 2002         $344,110
Provision for loan losses     60,000     Provision for loan losses       70,000
Recoveries                     1,175     Recoveries                          --
Loans charged off            (37,944)    Loans charged off              (67,010)
                            --------                                   --------

Balance, September 30, 2003 $339,649     Balance, September 30, 2002   $347,100
                            ========                                   ========

Total non-performing loans were $647,000 or 1.4% of total loans at September 30, 2003 compared to $520,000 or 1.1% of total loans at June 30, 2003. At September 30, 2003, non-performing assets were $1.4 million or 2.3% of total assets, compared to $1.1 million or 1.8% of assets at June 30, 2003. Non-performing assets included $757,000 in Real Estate Owned ("REO") and other repossessed properties at September 30, 2003, compared to $608,000 three months earlier.

At September 30, 2003, unrealized market loss on equity securities available for sale was $198,000. Unrealized market gain on mortgage-backed securities available for sale was $67,000 at that date. A deferred tax asset of $78,000 relates to unrealized tax benefits associated with the below-market equity securities. In future periods, the Company may need to establish a valuation allowance for any deferred tax asset amount associated with below-market equity securities if it is more likely than not that the deferred tax asset will not be realized. The establishment of this valuation allowance would increase income tax expense and lower net income.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 2003 and June 30, 2003, cash and interest-bearing deposits totaled $5.9 million and $4.6 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $3.5 million at the end of the first quarter. At September 30, 2003, borrowing from the FHLB totaled $16.0 million.

Shareholders' equity was $6.8 million or 11.0% of total assets at September 30, 2003. Book value at September 30, 2003 was $5.02 per share based on 1,356,050 outstanding shares. All regulatory capital requirements for the Bank were met as of September 30, 2003. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of September 30, 2003.


                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 ----------- ---------- ----------- ----------- ----------- ----------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 ----------- ---------- ----------- ----------- ----------- ----------

Total capital* (to risk weighted assets)           $5,885       14.6%      $3,214      8.0%        $4,018      10.0%

Tier 1 capital* (to risk weighted assets)           5,545       13.8%       1,607      4.0%         2,411       6.0%

Tier 1 capital* (to adjusted total assets)          5,545        9.1%       2,425      4.0%         3,031       5.0%

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

At June 30, 2003, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's NPV would decrease 1.9% and 12.2% in the event of 100 and 300 basis point increases in market interest rates respectively. It was estimated that the same 100 and 300 basis point increases in market interest rates would have caused NPV to decrease 10.2% and 36.5% respectively at June 30, 2002. The Bank's NPV at June 30, 2003 would increase 2.3% in the event of a 100 basis point decrease in market rates. A year earlier, a 100 basis point decrease in market rates would have increased NPV 7.7%.

Presented below, as of June 30, 2003 and 2002, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained shifts in market interest rates.


                                  June 30, 2003
                     Net Portfolio Value Summary Performance
                                                               NPV as % of
                                                            Present Value (PV)
  Change                  Net Portfolio Value                    of Assets
 In Rates      $ Amount       $ Change     % Change     NPV Ratio        Change
 --------      --------       --------     --------     ---------        ------
                (Dollars in thousands)
 +300 bp*       $8,470         $(1,181)      (12.24)%     13.48%        (114) bp
 +100 bp         9,467            (184)       (1.91)      14.53           (9) bp
    0 bp         9,651               0         0.00       14.62         ----
 -100 bp         9,872             221         2.29       14.75           13  bp

*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock NPV Ratio:  NPV as % of PV of Assets     14.62%
                  Exposure Measure:  Post-Shock NPV Ratio            14.25%
                  Sensitivity Measure:  Change in NPV Ratio           37 bp



                                  June 30, 2002
                     Net Portfolio Value Summary Performance
                                                               NPV as % of
                                                            Present Value (PV)
  Change                  Net Portfolio Value                    of Assets
 In Rates      $ Amount       $ Change     % Change     NPV Ratio        Change
 --------      --------       --------     --------     ---------        ------
                (Dollars in thousands)
 +300 bp*        $4,457        $(2,563)     (36.51)%       7.13%        (329) bp
 +100 bp          6,303           (717)     (10.21)        9.57          (85) bp
    0 bp          7,020              0        0.00        10.42         ----
 -100 bp          7,560            540        7.69        11.01           59  bp

*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock NPV Ratio:  NPV as % of PV of Assets      10.42%
                  Exposure Measure:  Post-Shock NPV Ratio              8.45%
                  Sensitivity Measure:  Change in NPV Ratio           197 bp

Item 3: Controls and Procedures

As of the end of the fiscal quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Office and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                            None.
Item 2.  Changes in Securities.                                        None.
Item 3.  Defaults upon Senior Securities.                              None.


Item 4. Submission of Matters to Vote of Security Holders.

On October 14, 2003, the Company held its eighth annual meeting of shareholders at which time matters submitted to a vote of stockholders consisted of the election of three Company directors and ratification of the appointment of BKD LLP as auditors for the fiscal year ending June 30, 2004.

Each director nominee was elected, and the appointment of auditors was also approved and ratified by a majority of 1,356,050 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to stockholders is presented below:

Director Nominees              For         Against      Abstain     Non-Vote
------------------------------------------------------------------------------
John T. Gillaspy - 3 years   1,092,114     147,175         -         116,761
Gary M. Monnett - 3 years    1,215,254      24,035         -         116,761
Robert W. Raper - 3 years    1,082,014     157,275         -         116,761

Other Matters
-------------
Auditors                     1,232,385       2,547        3,931      117,187

The other directors continuing in office after the annual meeting are Frank R. Stewart, Tad Wilson, Stephen Parrish and Kurt D. Rosenberger.

Item 5.  Other Information.                     None.
Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     31(1) Certification required by 17 C.F.R. 240.13a-14(a).

     31(2) Certification required by 17 C.F.R. 240.13a-14(a).

     32   Certification required by 18 U.S.C. 1350.

(b) Reports on Form 8-K There was one report on Form 8-K filed during the period ended September 30, 2003.

     Date of Report:  August 11, 2003 (filed August 15, 2003)

     Items reported:  News  release  dated  August  11,  2003,  regarding fourth quarter and fiscal year-end earnings.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HOME FINANCIAL BANCORP


Date:    November 13, 2003                  By: /s/ Kurt D. Rosenberger
                                                --------------------------------
                                                Kurt D. Rosenberger
                                                President and
                                                Chief Executive Officer




Date:    November 13, 2003                  By: /s/ Gary M. Monnett
                                                --------------------------------
                                                Gary M. Monnett
                                                Executive Vice President and
                                                Chief Financial Officer