Form 10QSB
period 2003-12-31
HOME FINANCIAL BANCORP
filed 2004-02-17
CIK 1009242

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003 OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE    ACT    OF    1934    FOR    THE    TRANSITION    PERIOD    FROM
     _____________________ TO _____________________________

                         Commission file number: 0-28510

                             HOME FINANCIAL BANCORP
               (Exact name of registrant specified in its charter)

           Indiana                                        35-1975585
-------------------------------               ---------------------------------

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

The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 2004 was 1,356,050.

Transitional Small Business Disclosure Format (check one)    Yes [ ] No [X]

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index
                                                                        Page No.
                                                                        --------

Forward Looking Statements                                                  2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets as of
             December 31, 2003 (Unaudited) and June 30, 2003                3

             Consolidated Condensed Statements of Income for the
             three months ended December 31, 2003 and 2002
             (Unaudited)                                                    4

             Consolidated Condensed Statements of Income for the
             six months ended December 31, 2003 and 2002
             (Unaudited)                                                    5

             Consolidated Condensed Statements of Shareholders' Equity
             for the six months ended December 31, 2003 and 2002
             (Unaudited)                                                    6

             Consolidated Condensed Statements of Cash Flows for the
             six months ended December 31, 2003 and 2002
             (Unaudited)                                                    7

             Notes to Consolidated Condensed Financial Statements           9

Item 2.   Management's Discussion and Analysis or Plan of Operation        12

Item 3.   Controls and Procedures                                          20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                21
Item 2.   Changes in Securities                                            21
Item 3.   Defaults upon Senior Securities                                  21
Item 4.   Submission of Matters to a Vote of Security Holders              21
Item 5.   Other Information                                                21
Item 6.   Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                 22

CERTIFICATIONS                                                             23

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

                                                   HOME FINANCIAL BANCORP
                                                AND WHOLLY-OWNED SUBSIDIARY
                                                 OWEN COMMUNITY BANK, s.b.

                                           CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                          December 31,               June 30,
                                                                              2003                     2003
                                                                              ----                     ----
                                                                          (Unaudited)
ASSETS
    Cash                                                                 $     537,290            $     372,753
    Short-term interest-bearing deposits                                     4,396,325                4,239,305
                                                                  -------------------------- -------------------------
        Total cash and cash equivalents                                      4,933,615                4,612,058
    Investment securities available for sale                                 2,152,790                2,868,964
    Loans                                                                   48,165,503               48,816,004
    Allowance for loan losses                                                 (379,250)                (316,418)
                                                                  -------------------------- -------------------------
        Net loans                                                           47,786,253               48,499,586
    Real estate acquired for development                                       485,346                  537,654
    Premises and equipment                                                   2,072,983                2,031,132
    Federal Home Loan Bank Stock                                             1,142,400                1,114,500
    Interest receivable                                                        337,848                  380,163
    Investment in limited partnership                                          494,655                  518,655
    Other assets                                                             1,249,807                1,107,896
                                                                  -------------------------- -------------------------
        Total assets                                                       $60,655,697              $61,670,608
                                                                  ========================== =========================

LIABILITIES
    Deposits
       Noninterest-bearing deposits                                       $  1,786,323             $  2,154,824
       Interest-bearing deposits                                            36,692,664               36,383,786
                                                                  -------------------------- -------------------------
            Total deposits                                                  38,478,987               38,538,610
    Advances from Federal Home Loan Bank and
      other borrowings                                                      15,000,000               16,000,000
    Other liabilities                                                          255,566                  410,691
                                                                  -------------------------- -------------------------
        Total liabilities                                                   53,734,553               54,949,301
                                                                  -------------------------- -------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                             - - - -                  - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,356,050 shares                                            3,269,382                3,247,224
    Retained earnings                                                        3,840,205                3,700,469
    Unearned Compensation RRP                                                  (40,146)                 (47,407)
    Unearned ESOP shares                                                       (77,866)                 (95,784)
    Accumulated other comprehensive loss                                       (70,431)                 (83,195)
                                                                  -------------------------- -------------------------
        Total shareholders' equity                                           6,921,144                6,721,307
                                                                  -------------------------- -------------------------
        Total liabilities and shareholders' equity                         $60,655,697              $61,670,608
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

                                                  HOME FINANCIAL BANCORP
                                                AND WHOLLY-OWNED SUBSIDIARY
                                                 OWEN COMMUNITY BANK, s.b.

                                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                                  Three Months Ended
                                                                                     December 31,
                                                                  -------------------------- -------------------------
                                                                                2003                   2002
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                               $    1,094,145             $    1,243,018
    Deposits with financial institutions                                        12,865                     20,072
    Investment securities                                                       27,978                     61,233
    Federal Home Loan Bank stock                                                14,356                     15,943
                                                                  -------------------------- -------------------------
        Total interest income                                                1,149,344                  1,340,266
                                                                  -------------------------- -------------------------
Interest expense
    Deposits                                                                   224,882                    305,491
    Advances from Federal Home Loan Bank advances and
     other borrowings                                                          179,798                    230,159
                                                                  -------------------------- -------------------------
        Total interest expense                                                 404,680                    535,650
                                                                  -------------------------- -------------------------
Net interest income                                                            744,664                    804,616
    Provision for losses on loans                                               60,000                     45,000
                                                                  -------------------------- -------------------------
Net interest income after provision for losses on loans                        684,664                    759,616
                                                                  -------------------------- -------------------------
Other income
    Service charges on deposit accounts                                         51,409                     53,677
    Gain on sale of real estate acquired for
          development                                                           20,021                     38,208
    Net gain (loss) on available for sale securities                         - - - - -                   (178,494)
    Equity in loss of limited partnership                                      (12,000)                   (12,000)
    Other income                                                                17,485                     23,631
                                                                  -------------------------- -------------------------
        Total other income                                                      76,915                    (74,978)
                                                                  -------------------------- -------------------------
Other expenses
    Salaries and employee benefits                                             318,141                    313,688
    Net occupancy expenses                                                      20,241                     35,893
    Equipment expenses                                                          19,853                     27,688
    Computer processing fees                                                    59,662                     56,925
    Printing and office supplies                                                17,495                     12,556
    Legal and accounting fees                                                   39,520                     31,190
    Director and committee fees                                                 14,250                     13,200
    Advertising expense                                                         17,791                      8,447
    Repossessed property expense                                                42,997                      8,863
    Other expenses                                                              73,324                     76,008
                                                                  -------------------------- -------------------------
        Total noninterest expenses                                             623,274                    584,458
                                                                  -------------------------- -------------------------
Income before income taxes                                                     138,305                    100,180
    Income tax expense                                                          27,390                     19,225
                                                                  -------------------------- -------------------------
Net income                                                              $      110,915             $       80,955
                                                                  ========================== =========================

Basic and diluted net income per share                                  $          .08             $          .06
Dividend per share                                                      $          .03             $          .03

See notes to consolidated condensed financial statements.


                                                  HOME FINANCIAL BANCORP
                                                AND WHOLLY-OWNED SUBSIDIARY
                                                 OWEN COMMUNITY BANK, s.b.

                                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                  -------------------------- -------------------------
                                                                                2003                   2002
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                               $    2,202,524             $    2,487,680
    Deposits with financial institutions                                        24,617                     42,744
    Investment securities                                                       58,802                    120,471
    Federal Home Loan Bank stock                                                27,145                     33,272
                                                                  -------------------------- -------------------------
        Total interest income                                                2,313,088                  2,684,167
                                                                  -------------------------- -------------------------
Interest expense
    Deposits                                                                   461,846                    638,220
    Advances from Federal Home Loan Bank advances and
     other borrowings                                                          362,151                    467,472
                                                                  -------------------------- -------------------------
        Total interest expense                                                 823,997                  1,105,692
                                                                  -------------------------- -------------------------
Net interest income                                                          1,489,091                  1,578,475
    Provision for losses on loans                                              120,000                    115,000
                                                                  -------------------------- -------------------------
Net interest income after provision for losses on loans                      1,369,091                  1,463,475
                                                                  -------------------------- -------------------------
Other income
    Service charges on deposit accounts                                        107,686                    106,617
    Gain on sale of real estate acquired for
          development                                                           31,727                     65,796
    Net gain (loss) on available for sale securities                            (1,231)                  (178,494)
    Equity in loss of limited partnership                                      (24,000)                   (26,389)
    Other income                                                                32,020                     28,747
                                                                  -------------------------- -------------------------
        Total other income                                                     146,202                     (3,723)
                                                                  -------------------------- -------------------------
Other expenses
    Salaries and employee benefits                                             618,539                    648,037
    Net occupancy expenses                                                      62,154                     73,814
    Equipment expenses                                                          40,565                     45,573
    Computer processing fees                                                   118,412                    139,857
    Printing and office supplies                                                25,848                     37,924
    Legal and accounting fees                                                  119,508                     46,319
    Director and committee fees                                                 26,700                     26,100
    Advertising expense                                                         24,566                     13,905
    Repossessed property expense                                                85,207                     42,757
    Other expenses                                                             139,269                    157,865
                                                                  -------------------------- -------------------------
        Total noninterest expenses                                           1,260,768                  1,232,151
                                                                  -------------------------- -------------------------
Income before income taxes                                                     254,525                    227,601
    Income tax expense                                                          43,139                     42,747
                                                                  -------------------------- -------------------------
Net income                                                              $      211,386             $      184,854
                                                                  ========================== =========================

Basic and diluted net income per share                                  $          .16             $          .14
Dividend per share                                                      $          .06             $          .06

See notes to consolidated condensed financial statements.


                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, s.b.

                                   Form 10-QSB

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 2003              2002
                                                 ----              ----
                                                      (Unaudited)

Balance, July 1                                $6,721,307      $6,381,312
Net income                                        211,386         184,854
Common stock repurchased                          - - - -         - - - -
Fair value adjustment of ESOP shares               22,158          13,251
ESOP shares earned                                 17,918          19,092
RRP shares earned                                   7,260           5,018
Cash dividends                                    (71,649)        (71,649)
Net change in unrealized gain on securities
   available for sale                              12,764          66,193
                                               ----------      ----------

Balance, December 31                           $6,921,144      $6,598,071
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

                                           HOME FINANCIAL BANCORP
                                        AND WHOLLY-OWNED SUBSIDIARY
                                          OWEN COMMUNITY BANK, s.b.

                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                  -------------------------- -------------------------
                                                                                2003                   2002
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income                                                                     $   211,386                $   184,854
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                                      120,000                    115,000
    Depreciation                                                                    61,292                     67,345
    Losses realized on securities available for sale                                 1,231                    178,494
    Gain on sale of foreclosed assets                                              (16,318)                   (29,773)
    Gain on sale of real estate acquired for development                           (31,727)                   (65,796)
    Loss from operations of limited partnership                                     24,000                     26,389
    Change in interest receivable                                                   42,315                     19,377
    Fair value adjustment of ESOP shares                                            22,158                     13,251
    Amortization of unearned ESOP shares                                            17,918                     19,092
    Amortization of unearned RRP shares                                              7,260                      5,018
    Other adjustments                                                               16,322                    208,605
                                                                  -------------------------- -------------------------
        Net cash provided by operating activities                                  475,837                    741,856
                                                                  -------------------------- -------------------------

INVESTING ACTIVITIES
Purchases of securities available for sale                                         - - - -                 (1,083,361)
Proceeds from sale of securities available for sale                                    109                    - - - -
Proceeds from maturities and repayments of investment
  securities available for sale                                                    718,512                  1,601,952
Net changes in loans                                                               234,834                    711,903
Purchases of Federal Home Loan Bank stock                                          (27,900)                   - - - -
Purchases of premises and equipment                                               (103,143)                  (319,892)
Proceeds from sale of foreclosed assets                                             70,545                    459,449
Purchases of real estate for development                                           (45,817)                   (36,286)
Proceeds from sale of real estate acquired for
    development                                                                    129,852                    154,750
                                                                  -------------------------- -------------------------
    Net cash provided by investing activities                                      976,992                  1,488,515
                                                                  -------------------------- -------------------------

FINANCING ACTIVITIES
Net change in:
    Deposits - noninterest bearing                                                (368,501)                   183,829
    Deposits - interest bearing                                                    308,878                 (2,147,432)
Proceeds from Federal Home Loan Bank advances                                      - - - -                  4,000,000
Repayment of Federal Home Loan Bank advances                                    (1,000,000)                (2,000,000)

Cash dividends                                                                     (71,649)                   (71,649)
                                                                  -------------------------- -------------------------
    Net cash used by financing activities                                       (1,131,272)                   (35,252)
                                                                  -------------------------- -------------------------


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                  -------------------------- -------------------------
                                                                                2003                   2002
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            321,557                  2,195,119

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   4,612,058                  3,600,968
                                                                  -------------------------- -------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   4,933,615              $   5,796,087
                                                                  ========================== =========================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                               $      823,338              $   1,115,081
Income tax paid                                                                     58,914                     72,565


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. These consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's
Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of those expected for the remainder of the year. The consolidated condensed balance sheet of the Company as of June 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.


NOTE B: Earnings Per Share

Earnings per share (EPS) were computed as follows:

For  the  Three  Months  Ended
December 31,                                         2003                                       2002
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $110,915    1,306,325      $  0.08         $ 80,955    1,289,395      $  0.06
                                                              =============                              =============
Effect of Dilutive Securities                  0       24,207                             0        4,951
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $110,915    1,330,532      $  0.08         $ 80,955    1,294,346      $  0.06
                                   ========================================    =======================================



For  the  Six  Months  Ended
December 31,                                         2003                                       2002
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $211,386    1,304,533      $  0.16         $184,854    1,287,473      $  0.14
                                                              =============                              =============
Effect of Dilutive Securities                  0       20,779                             0        2,736
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $211,386    1,325,312      $  0.16         $184,854    1,290,209      $  0.14
                                   ========================================    =======================================


NOTE C: Other Comprehensive Income


                                                                                               2003
For the Three Months Ended                                                  Before-Tax          Tax         Net-of-Tax
December 31                                                                   Amount          Expense         Amount
                                                                          -----------------------------------------------
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the quarter                     $       14,483   $       (5,734)  $     8,749
                                                                          -----------------------------------------------
Other comprehensive income                                                $       14,483   $       (5,734)  $     8,749
                                                                          -----------------------------------------------



                                                                                               2002
For the Three Months Ended                                                  Before-Tax          Tax         Net-of-Tax
December 31                                                                   Amount          Expense         Amount
                                                                          -----------------------------------------------
Unrealized losses on securities:
  Unrealized holding losses arising during the quarter                    $      (42,367)  $       16,767   $   (25,600)
  Less: reclassification adjustment for losses realized in net income           (178,494)          70,684      (107,810)
                                                                          -----------------------------------------------
Other comprehensive income                                                $      136,127   $      (53,917)  $    82,210
                                                                          -----------------------------------------------



                                                                                               2003
For the Six Months Ended                                                    Before-Tax          Tax         Net-of-Tax
December 31                                                                   Amount          Expense         Amount
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the year                        $       19,899   $       (7,879)  $    12,020
  Less: reclassification adjustment for losses realized in net income             (1,231)             487          (744)
                                                                          -----------------------------------------------
Other comprehensive income                                                 $      21,130   $       (8,366)  $    12,764
                                                                          -----------------------------------------------



                                                                                               2002
For the Six Months Ended                                                    Before-Tax          Tax         Net-of-Tax
December 31                                                                   Amount          Expense         Amount
                                                                          -----------------------------------------------
Unrealized losses on securities:
  Unrealized holding losses arising during the year                       $      (68,890)  $       27,273   $   (41,617)
  Less: reclassification adjustment for losses realized in net income           (178,494)          70,684      (107,810)
                                                                          -----------------------------------------------
Other comprehensive income                                                $      109,604   $      (43,411)  $    66,193
                                                                          -----------------------------------------------

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

The Bank entered into a Partnership Agreement with Area Ten Development, Inc., a wholly owned subsidiary of Area 10 Council on Aging of Monroe and Owen Counties, Inc., to finance construction and development of Cunot Apartments, L.P., a low income senior housing project. The total cost of the project was approximately $1.4 million. The Bank purchased a 99% limited partnership interest for approximately $700,000.

During the quarter, the Bank recorded $12,000 as its share of net operating losses from the project, reducing its net investment to $495,000 at December 31, 2003. Income tax credits related to this investment reduced the Company's second quarter federal income tax expense by $27,000.

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


Financial Condition

At December 31, 2003, total assets were $60.7 million. Loan repayments and pre-payments on mortgage-backed securities decreased total assets $1.0 million since June 30, 2003. During that six-month period, loan repayments slightly outpaced new originations and reduced outstanding loans 1.3% to $48.2 million from $48.8 million. During the same period, investments available for sale fell $716,000 or 25.0%. Cash and cash equivalents increased 7.0% to $4.9 million compared to six months earlier.

The allowance for loan losses increased 19.9% to $379,000 from $316,000 six months earlier. Net loan losses for the two-quarter period ended December 31, 2003 were $57,000, compared to $122,000 for the year-earlier period. Periodic provisions to loan loss allowances reflect management's view of risk in the Company's entire loan portfolio due to a number of dynamic factors, including current economic conditions, quantity of outstanding loans and loan delinquency trends. Management considered the level of loan loss allowances at December 31, 2003 to be adequate to cover estimated losses inherent in the loan portfolio at that date.

Deposits were unchanged from six months earlier and totaled $38.5 million at December 31, 2003. Total borrowings decreased 6.3% to $15.0 million at December 31, 2003 from $16.0 million six months earlier.

Shareholders' equity was $6.9 million or 11.4% of total assets at December 31, 2003. The Company's book value per share was $5.10 based on 1,356,050 shares outstanding. Factors impacting shareholder equity during the first half of fiscal 2004 included net income, two quarterly cash dividends totaling $.06 per share, a $23,000 increase in unrealized loss on securities available for sale, and the amortization of costs associated with stock-based employee benefit plans.


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2003 and 2002

For the quarter ended December 31, 2003, the Company reported a 37.0% increase in earnings compared to the same period in 2002. Net income for the fiscal second quarter was $111,000, or $.08 per share. For the same period last year, net income was $81,000 or $.06 per share and included a $178,000 expense to record investment losses.

Interest income decreased $191,000 or 14.2% for the three months ended December 31, 2003, compared to the same period in 2002. Interest from loans decreased $149,000 or 12.0% to $1.1 million. This decrease primarily resulted from a lower volume of loans outstanding. Loans outstanding at December 31, 2003 were down $3.6 million or 6.9% compared to a year earlier.

The decrease in interest income was only partially offset by lower interest expense. Interest expense for deposits and borrowings decreased $131,000 or 24.5% to $405,000. Maturity of higher rate certificates of deposit and borrowings in a period of lower interest rates led to an overall decline in the cost of funds. The Company's cost of funds fell 36 basis points to 3.11% for the quarter ended December 2003 from 3.47% a year earlier.

The Company's net interest margin for the quarter ended December 31, 2003 increased to 5.3%, compared to 5.1% for the quarter ended December 31, 2002. Net interest income before the provision for loan losses decreased 7.5% to $745,000 for the three months ended December 31, 2003, compared to $805,000 a year earlier.

Loan loss provisions for the second fiscal quarter totaled $60,000. Loan loss provisions for the year-earlier period were $45,000. A regular assessment of loan loss allowance adequacy indicated that these provisions were required to maintain an appropriate allowance level. The volume, composition and quality of the loan portfolio, as well as actual loan loss experience, will influence the need for future loan losses provisions.

Non-interest income was $77,000 for the three months ended December 31, 2003. For the same period last year, non-interest income was negative $75,000 because of charges recorded to reduce the carrying value of certain stock investments. No gain or loss on securities were reported for the second quarter 2004, compared to losses totaling $178,000 recognized on securities available for sale during the same period last year. Due to limited recent land sales, gain on sale of real estate held for investment dropped to $20,000, from $38,000 for second quarter 2003.

Non-interest   expense   increased  6.6%  to  $623,000  from  $584,000  for  the
quarter-ended December 31, 2002. Much of this increase can be traced to a $34,000 increase in repossessed property expense. In addition, modest increases in several expense categories, such as advertising and professional fees, contributed to the increase in non-interest expense. An adjustment to accrued property taxes lowered net occupancy expense $16,000 compared to the same period last year. In addition, lower equipment expense for second quarter 2004 partially offset the overall increase in non-interest expense.


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2003 and 2002

For the six-month period ended December 31, 2003, net income grew 14.4% to $211,000, or $.16 earnings per share. Net income was $185,000 or $.14 earnings per share, including a $178,000 expense related to impairment of equity securities during the six months ended December 31, 2002.

Net interest income before the provision for loan losses decreased 5.7% to $1.5 million from $1.6 million, for the year-earlier period due to lower interest income from loans and investments. Interest expense for deposits decreased $176,000 or 27.6% while interest expense for borrowings decreased $105,000 or 22.5%. Lower interest rates led to the decline in interest expense which only partially offset a $371,000 decline in interest income. Interest income decreased 13.8% to $2.3 million from $2.7 million. Most of this decrease was due to a contraction in loans outstanding and a lower average yield on earning assets compared to the same six-month period a year earlier.

Loan loss provisions increased to $120,000 for the six months ended December 31, 2003, from $115,000 for the year-earlier period. The increase in loan loss provisions reflect management's assessment of various risk factors including, but not limited to, the level and trend of loan delinquencies, and the effectiveness of collection efforts.

Non-interest income was $146,000 for the first half of fiscal 2004, compared to negative $4,000 a year earlier. Prior year non-interest income was unusually low due to $178,000 in charges recorded to recognize the reduced value of securities available for sale. Investment securities activity was very limited during the first half of fiscal 2004, resulting in a loss of $1,000 on sale of securities available for sale. For the six months ended December 31, 2003, gain on the sale of real estate acquired for development decreased to $32,000 from $66,000 for the year-earlier period.

Non-interest expense increased 2.3% to $1.3 million for the six-month period ended December 31, 2003. The impact of a $73,000 increase in legal and professional fees was mostly offset by decreases in several other expense categories. In addition, repossessed property expense nearly doubled to $85,000 from $43,000 for the year-earlier period. Salaries and employee benefits decreased by $29,000 or 4.6%, and computer processing fees declined by $21,000 or 15.3%.


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

Loan loss provisions were $60,000 for the quarter, compared to $45,000 for the year-earlier period. A regular assessment of loan loss allowance adequacy indicated that these provisions were required to maintain an appropriate allowance level. Among other factors, loan delinquency and foreclosure trends will influence the timing and amount of future provisions to the Bank's allowance for loan losses. At December 31, 2003, after net losses and recoveries, the allowance for loan losses was $379,000 or 0.79% of total loans, compared to $316,000 or 0.65% at June 30, 2003.

Management considered the allowance for loan losses at December 31, 2003, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the six months ended December 31, 2003 and December 31, 2002:

Balance, July 1, 2003        316,418      Balance, July 1, 2002        $344,110
Provision for loan losses    120,000      Provision for loan losses     115,000
Recoveries                     2,609      Recoveries                         --
Loans charged off            (59,777)     Loans charged off            (122,349)
                            --------                                   --------

Balance, December 31, 2003  $379,250      Balance, December 31, 2002   $336,761
                            ========                                   ========

Total non-performing loans were $831,000 or 1.7% of total loans at December 31, 2003 compared to $470,000 or 1.0% of total loans at June 30, 2003. At December 31, 2003, non-performing assets were $1.5 million or 2.4% of total assets, compared to $1.1 million or 1.8% of assets at June 30, 2003. Non-performing assets included $649,000 in Real Estate Owned ("REO") and other repossessed properties at December 31, 2003, compared to $608,000 six months earlier.

At December 31, 2003, unrealized market loss on equity securities available for sale was $176,000. Unrealized market gain on mortgage-backed securities available for sale was $59,000 at that date. A deferred tax asset of $70,000 relates to unrealized tax benefits associated with the below-market equity securities. In future periods, the Company may need to establish a valuation allowance for any deferred tax asset amount associated with below-market equity securities if it is more likely than not that the deferred tax asset will not be realized. The establishment of this valuation allowance would increase income tax expense and lower net income.


Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 2003 and June 30, 2003, cash and interest-bearing deposits totaled $4.9 million and $4.6 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $4.5 million at the end of the second quarter. At December 31, 2003, borrowing from the FHLB totaled $15.0 million.

Shareholders' equity was $6.9 million or 11.4% of total assets at December 31, 2003. Book value at December 31, 2003 was $5.10 per share based on 1,356,050 outstanding shares. All regulatory capital requirements for the Bank were met as of December 31, 2003. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of December 31, 2003.



                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 ----------- ---------- ----------- ----------- ----------- ----------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 ----------- ---------- ----------- ----------- ----------- ----------
Total capital *(to risk weighted assets)            $6,206      15.5%     $3,206        8.0%        $4,008    10.0%

Tier 1 capital *(to risk weighted assets)            5,827      14.5%      1,603        4.0%         2,405     6.0%

Tier 1 capital *(to adjusted total assets)           5,827       9.8%      2,389        4.0%         2,986     5.0%

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

At September 30, 2003, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's NPV would decrease 3.7% and 17.3% in the event of 100 and 300 basis point increases in market interest rates respectively. It was estimated that the same 100 and 300 basis point increases in market interest rates would have caused NPV to decrease 3.6% and 20.3% respectively at September 30, 2002. The Bank's NPV at September 30, 2003 would increase 3.2% in the event of a 100 basis point decrease in market rates. A year earlier, a 100 basis point decrease in market rates would have increased NPV 1.8%.

Presented below, as of September 30, 2003 and 2002, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained shifts in market interest rates.


                                         September 30, 2003
                                 Net Portfolio Value Summary Performance

                                                                                           NPV as % of
                                                                                       Present Value (PV)
       Change                             Net Portfolio Value                              of Assets
       In Rates           $ Amount           $ Change          % Change          NPV Ratio               Change
       --------           --------           --------          --------          ---------               ------
                            (Dollars in thousands)
        +300 bp*           $8,046             $(1,681)          (17.28)%           12.93%               (189) bp
        +100 bp             9,369                (357)           (3.68)            14.48                 (34) bp
           0 bp             9,727                   0             0.00             14.82                ----
        -100 bp            10,036                 309             3.18             15.08                  26  bp

*Basis Points.


             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock NPV Ratio:  NPV as % of PV of Assets                        14.82%
                  Exposure Measure:  Post-Shock NPV Ratio                               13.89%
                  Sensitivity Measure:  Change in NPV Ratio                             93 bp


                                           September 30, 2002
                                 Net Portfolio Value Summary Performance

                                                                                           NPV as % of
                                                                                       Present Value (PV)
       Change                             Net Portfolio Value                              of Assets
       In Rates           $ Amount           $ Change          % Change          NPV Ratio               Change
       --------           --------           --------          --------          ---------               ------
                                    (Dollars in thousands)
        +300 bp*           $7,155             $(1,822)          (20.30)%           10.43%               (199) bp
        +100 bp             8,653                (324)           (3.61)            12.13                 (29) bp
           0 bp             8,977                   0             0.00             12.41                ----
        -100 bp             9,140                 163             1.82             12.50                   8  bp

*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock NPV Ratio:  NPV as % of PV of Assets                        12.41%
                  Exposure Measure:  Post-Shock NPV Ratio                               11.45%
                  Sensitivity Measure:  Change in NPV Ratio                             96 bp




Item 3: Controls and Procedures

As of the end of the fiscal quarter covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     (a)  Exhibits

          31(1) Certification required by 17 C.F.R. 240.13a-14(a).

          31(2) Certification required by 17 C.F.R. 240.13a-14(a).

          32    Certification required by 18 U.S.C. 1350.


     (b)  Reports on Form 8-K

          There was one report on Form 8-K filed during the period ended December 31, 2003.

          Date of Report:     November 7, 2003 (filed November 7, 2003)

          Items reported:     News release dated November 7, 2003, regarding
                              first quarter earnings.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HOME FINANCIAL BANCORP


Date:    February 17, 2004               By: /s/ Kurt D. Rosenberger
                                             -----------------------------------
                                             Kurt D. Rosenberger
                                             President and
                                             Chief Executive Officer




Date:    February 17, 2004               By: /S/ Gary M. Monnett
                                             -----------------------------------
                                             Gary M. Monnett
                                             Executive Vice President and
                                             Chief Financial Officer