Form 10QSB
period 2004-03-31
HOME FINANCIAL BANCORP
filed 2004-05-17
CIK 1009242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________ TO __________________________


                         Commission file number: 0-28510


                             HOME FINANCIAL BANCORP
         (Exact name of small business issuer specified in its charter)



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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 1, 2004 was 1,356,050.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index

                                                                        Page No.
                                                                        --------
Forward Looking Statements                                                  2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets as of
           March 31, 2004 (Unaudited) and June 30, 2003                     3

           Consolidated Condensed Statements of Income for the
           three months ended March 31, 2004 and 2003
           (Unaudited)                                                      4

           Consolidated Condensed Statements of Income for the
           nine months ended March 31, 2004 and 2003
           (Unaudited)                                                      5

           Consolidated Condensed Statements of Shareholders' Equity
           for the nine months ended March 31, 2004 and 2003
           (Unaudited)                                                      6

           Consolidated Condensed Statements of Cash Flows for the
           nine months ended March 31, 2004 and 2003
           (Unaudited)                                                      7

           Notes to Consolidated Condensed Financial Statements             9

Item 2.  Management's Discussion and Analysis or Plan of Operation         13

Item 3.  Controls and Procedures                                           21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22
Item 2.  Changes in Securities and Small Business
         Issuer Purchases of Equity Securities                             22
Item 3.  Defaults upon Senior Securities                                   22
Item 4.  Submission of Matters to a Vote of Security Holders               22
Item 5.  Other Information                                                 22
Item 6.  Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                 23

EXHIBITS                                                                   24

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


PART 1.  FINANCIAL INFORMATION

                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  March 31,              June 30,
                                                                    2004                   2003
                                                                 ------------          ------------
                                                                  (Unaudited)
ASSETS
    Cash                                                         $    652,057          $    372,753
    Short-term interest-bearing deposits                            3,004,469             4,239,305
                                                                 ------------          ------------
        Total cash and cash equivalents                             3,656,526             4,612,058
    Investment securities available for sale                        2,217,495             2,868,964
    Loans                                                          48,199,645            48,816,004
    Allowance for loan losses                                        (385,555)             (316,418)
                                                                 ------------          ------------
        Net loans                                                  47,814,090            48,499,586
    Real estate acquired for development                              485,346               537,654
    Premises and equipment                                          2,129,109             2,031,132
    Federal Home Loan Bank stock                                    1,156,700             1,114,500
    Interest receivable                                               326,631               380,163
    Investment in limited partnership                                 482,655               518,655
    Other assets                                                    1,447,892             1,107,896
                                                                 ------------          ------------
        Total assets                                             $ 59,716,444          $ 61,670,608
                                                                 ============          ============

LIABILITIES
    Deposits
       Noninterest-bearing deposits                              $  1,872,128          $  2,154,824
       Interest-bearing deposits                                   36,352,369            36,383,786
                                                                 ------------          ------------
            Total deposits                                         38,224,497            38,538,610
    Advances from Federal Home Loan Bank                           14,000,000            16,000,000
    Other liabilities                                                 424,588               410,691
                                                                 ------------          ------------
        Total liabilities                                          52,649,085            54,949,301
                                                                 ------------          ------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                    - - - -               - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,356,050 shares                                   3,282,391             3,247,224
    Retained earnings                                               3,852,483             3,700,469
    Unearned compensation RRP                                         (36,516)              (47,407)
    Unearned ESOP shares                                              (68,907)              (95,784)
    Accumulated other comprehensive income (loss)                      37,908               (83,195)
                                                                 ------------          ------------
        Total shareholders' equity                                  7,067,359             6,721,307
                                                                 ------------          ------------
        Total liabilities and shareholders' equity               $ 59,716,444          $ 61,670,608
                                                                 ============          ============


See notes to consolidated condensed financial statements.




                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                       Three Months Ended
                                                                           March 31,
                                                                --------------------------------
                                                                   2004                 2003
                                                                -----------          -----------
                                                                          (Unaudited)
Interest income
    Loans                                                       $ 1,072,995          $ 1,174,471
    Deposits with financial institutions                              7,689               11,685
    Investment securities                                            27,986               44,630
    Federal Home Loan Bank stock                                     12,859               14,933
                                                                -----------          -----------
        Total interest income                                     1,121,529            1,245,719
                                                                -----------          -----------
Interest expense
    Deposits                                                        212,983              280,806
    Advances from Federal Home Loan Bank                            147,308              213,628
                                                                -----------          -----------
        Total interest expense                                      360,291              494,434
                                                                -----------          -----------
Net interest income                                                 761,238              751,285
    Provision for losses on loans                                    60,000               65,000
                                                                -----------          -----------
Net interest income after provision for losses on loans             701,238              686,285
                                                                -----------          -----------
Other income
    Service charges on deposit accounts                              40,772               53,284
    Gain (loss) on sale of real estate acquired for
          development                                                  (805)               4,809
    Net loss on available-for-sale securities                      (178,427)                  --
    Equity in loss of limited partnership                           (12,000)             (19,850)
    Other income                                                     18,539               36,656
                                                                -----------          -----------
        Total other income (expense)
                                                                   (131,921)              74,899
                                                                -----------          -----------
Other expenses
    Salaries and employee benefits                                  326,757              318,222
    Net occupancy expenses                                           32,552               40,725
    Equipment expenses                                               18,067               16,309
    Computer processing fees                                         60,372               57,459
    Printing and office supplies                                     14,094               10,420
    Legal and accounting fees                                        28,511               20,526
    Director and committee fees                                      15,450               12,450
    Advertising expense                                               8,996                7,580
    Repossessed property expense                                     73,260               32,896
    Other expenses                                                   64,683               86,811
                                                                -----------          -----------
        Total noninterest expenses                                  642,742              603,398
                                                                -----------          -----------
Income before income taxes                                          (73,425)             157,786
    Income tax expense (benefit)                                   (121,527)              64,060
                                                                -----------          -----------
Net income                                                      $    48,102          $    93,726
                                                                ===========          ===========

Basic and diluted net income per share                          $       .04          $       .07
Dividend per share                                              $       .03          $       .03



See notes to consolidated condensed financial statements.




                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                        Nine Months Ended
                                                                            March 31,
                                                                -----------          -----------
                                                                     2004                2003
                                                                -----------          -----------
                                                                          (Unaudited)
Interest income
    Loans                                                       $ 3,275,520          $ 3,662,151
    Deposits with financial institutions                             32,307               54,429
    Investment securities                                            86,788              165,101
    Federal Home Loan Bank stock                                     40,003               48,205
                                                                -----------          -----------
        Total interest income                                     3,434,618            3,929,886
                                                                -----------          -----------
Interest expense
    Deposits                                                        674,830              919,026
    Advances from Federal Home Loan Bank advances and
     other borrowings                                               509,459              681,100
                                                                -----------          -----------
        Total interest expense                                    1,184,289            1,600,126
                                                                -----------          -----------
Net interest income                                               2,250,329            2,329,760
    Provision for losses on loans                                   180,000              180,000
                                                                -----------          -----------
Net interest income after provision for losses on loans           2,070,329            2,149,760
                                                                -----------          -----------
Other income
    Service charges on deposit accounts                             148,458              159,901
    Gain on sale of real estate acquired for
          development                                                30,922               70,605
    Net loss on available for sale securities                      (179,658)            (178,494)
    Equity in loss of limited partnership                           (36,000)             (46,239)
    Other income                                                     50,559               65,403
                                                                -----------          -----------
        Total other income                                           14,281               71,176
                                                                -----------          -----------
Other expenses
    Salaries and employee benefits                                  945,295              966,259
    Net occupancy expenses                                           94,706              114,539
    Equipment expenses                                               58,632               61,882
    Computer processing fees                                        178,785              197,316
    Printing and office supplies                                     39,942               48,344
    Legal and accounting fees                                       148,019               66,845
    Director and committee fees                                      42,150               38,550
    Advertising expense                                              33,561               21,485
    Repossessed property expense                                    158,467               75,653
    Other expenses                                                  203,952              244,676
                                                                -----------          -----------
        Total noninterest expenses                                1,903,509            1,835,549
                                                                -----------          -----------
Income before income taxes                                          181,101              385,387
    Income tax expense (benefit)                                    (78,388)             106,807
                                                                -----------          -----------
Net income                                                      $   259,489          $   278,580
                                                                ===========          ===========

Basic net income per share                                      $       .20          $       .22
Diluted net income per share                                    $       .20          $       .21
Dividend per share                                              $       .09          $       .09



See notes to consolidated condensed financial statements.





                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                                   FORM 10-QSB

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           2004                 2003
                                                                           ----                 ----
                                                                                  (Unaudited)


Balance, July 1                                                        $ 6,721,307          $ 6,381,312
Net income                                                                 259,489              278,580
Fair value adjustment of ESOP shares                                        35,167               21,331
ESOP shares earned                                                          26,878               28,638
RRP shares earned                                                           10,890                8,629
Cash dividends                                                            (107,474)            (107,474)
Net change in unrealized loss on securities available for sale             121,102               53,027
                                                                       -----------          -----------
Balance, March 31                                                      $ 7,067,359          $ 6,664,043
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








                             HOME FINANCIAL BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                            OWEN COMMUNITY BANK, S.B.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                              March 31,
                                                                  ---------------------------------
                                                                      2004                  2003
                                                                  ------------         ------------
                                                                            (Unaudited)
OPERATING ACTIVITIES
Net income                                                        $   259,489          $   278,580
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                         180,000              180,000
    Depreciation                                                       86,631               94,959
    Losses realized on securities available for sale                  179,658              178,494
    (Gain) loss on sale of foreclosed assets                            4,962              (33,681)
    Gain on sale of real estate acquired for development              (30,922)             (70,605)
    Loss from operations of limited partnership                        36,000               27,512
    Change in interest receivable                                      53,532               23,721
    Fair value adjustment of ESOP shares                               35,167               21,331
    Amortization of unearned ESOP shares                               26,878               28,638
    Amortization of unearned RRP shares                                10,890                8,629
    Dividends on FHLB stock                                           (42,200)                  --
    Other adjustments                                                  61,626              347,946
                                                                  -----------          -----------
        Net cash provided by operating activities                     861,711            1,085,524
                                                                  -----------          -----------

INVESTING ACTIVITIES
Purchases of securities available for sale                           (257,334)          (1,083,361)
Proceeds from sale of securities available for sale                       109                   --
Proceeds from maturities and repayments of investment
    securities available for sale                                     907,171            2,170,822
Net changes in loans                                                 (161,739)           2,949,051
Purchases of premises and equipment                                  (184,608)            (322,384)
Proceeds from sale of foreclosed assets                               217,515              615,999
Purchases of real estate for development                              (46,622)             (55,846)
Proceeds from sale of real estate acquired for
    development                                                       129,852              189,187
                                                                  -----------          -----------
         Net cash provided by investing activities                    604,344            4,463,468
                                                                  -----------          -----------

FINANCING ACTIVITIES
Net change in:
    Deposits - noninterest bearing                                   (282,696)             317,655
    Deposits - interest bearing                                       (31,417)          (3,250,028)
Proceeds from Federal Home Loan Bank advances                       3,000,000            6,000,000
Repayment of Federal Home Loan Bank advances                       (5,000,000)          (7,000,000)
Repayment of other borrowings                                              --               (4,900)
Cash dividends                                                       (107,474)            (107,474)
                                                                  -----------          -----------
         Net cash used by financing activities                     (2,421,587)          (4,044,747)
                                                                  -----------          -----------




                                                                     Nine Months Ended
                                                                         March 31,
                                                            --------------------------------
                                                                2004                 2003
                                                            ------------         -----------
                                                                       (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (955,532)           1,504,245

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4,612,058            3,600,968
                                                            -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 3,656,526          $ 5,105,213
                                                            ===========          ===========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                               $ 1,189,652          $ 1,612,764
Income tax paid                                                 158,588              108,015





See notes to consolidated condensed financial statements.




                                       8

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. These consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's
Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of those expected for the remainder of the year. The consolidated condensed balance sheet of the Company as of June 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.



NOTE B: Earnings Per Share

Earnings per share were computed as follows:

For  the  Three  Months  Ended
March 31,                                            2004                                       2003
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $ 48,102    1,313,433      $  0.04         $ 93,726    1,295,574      $  0.07
                                                              =============                              =============
Effect of Dilutive Securities                  0       24,727                             0        8,433
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $ 48,102    1,338,160      $  0.04         $ 93,726    1,304,007      $  0.07
                                   ========================================    =======================================



For  the  Nine  Months  Ended
March 31,                                            2004                                       2003
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $259,489    1,307,500      $  0.20         $278,580    1,291,614      $  0.22
                                                              =============                              =============
Effect of Dilutive Securities                  0       22,095                             0        4,641
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $259,489    1,329,595      $  0.20         $278,580    1,296,255      $  0.21
                                   ========================================    =======================================





                                       10


NOTE C:  Other Comprehensive Income (Loss)

                                                                                               2004
                                                                                                Tax
For the Three Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
March 31                                                                      Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the quarter                       $     942        $    (373)     $     569
  Less: reclassification adjustment for losses realized in net income        (178,427)          70,657       (107,770)
                                                                            ---------        ---------      ---------
Other comprehensive income                                                  $ 179,369        $ (71,030)     $ 108,339
                                                                            =========        =========      =========



                                                                                               2003
For the Three Months Ended                                                  Before-Tax          Tax         Net-of-Tax
March 31                                                                      Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized losses on securities:
  Unrealized holding losses arising during the quarter                       $(21,746)        $  8,581       $(13,165)
                                                                             --------         --------       --------
Other comprehensive loss                                                     $(21,746)        $  8,581       $(13,165)
                                                                             ========         ========       ========


                                                                                               2004
                                                                                                Tax
For the Nine Months Ended                                                   Before-Tax       (Expense)      Net-of-Tax
March 31                                                                      Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the year                          $  20,841        $  (8,252)     $  12,590
  Less: reclassification adjustment for losses realized in net income        (179,658)          71,145       (108,513)
                                                                            ---------        ---------      ---------
Other comprehensive income                                                  $ 200,499        $ (79,397)     $ 121,103
                                                                            =========        =========      =========


                                                                                               2003
                                                                                                Tax
For the Nine Months Ended                                                   Before-Tax       (Expense)      Net-of-Tax
March 31                                                                      Amount          Benefit         Amount
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
                                                                            =========        =========      =========


NOTE D: Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption is not expected to have a material impact on the consolidated financial position on results of operations of the Company.

In March 2004, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company has adopted the requirements of the EITF.

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

During the quarter, the Bank recorded $12,000 as its share of net operating losses from the project, reducing its net investment to $483,000 at March 31, 2004. Income tax credits related to this investment reduced the Company's third quarter federal income tax expense by $27,000.

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



Financial Condition

At March 31, 2004, total assets were $59.7 million. Loan repayments and pre-payments on mortgage-backed securities decreased total assets 3.2% or $2.0 million since June 30, 2003. During that nine-month period, loan repayments slightly outpaced new originations and reduced outstanding loans 1.3% to $48.2 million from $48.8 million. During the same period, investments available for sale fell $651,000 or 22.7%. Cash and cash equivalents decreased 20.7% to $3.7 million compared to nine months earlier.

The allowance for loan losses increased $69,000 or 21.8% to $386,000 from $316,000 at June 30, 2003. Net loan losses for the nine month period ended March 31, 2004 were $111,000, compared to $165,000 for the year-earlier period. Periodic provisions to loan loss allowances reflect management's view of risk in the Company's entire loan portfolio due to a number of dynamic factors, including current economic conditions, quantity of outstanding loans and loan delinquency trends. Management considered the level of loan loss allowances at March 31, 2004 to be adequate to cover estimated losses inherent in the loan portfolio at that date.

Deposits changed by 0.8% from totals reported nine months earlier. At March 31, 2004 deposits totaled $38.2 million compared to $38.5 million at June 30, 2003. Borrowings decreased 12.5% to $14.0 million at March 31, 2004 from $16.0 million nine months earlier.

Shareholders' equity was $7.1 million or 11.8% of total assets at March 31, 2004. The Company's book value per share was $5.21 based on 1,356,050 shares outstanding. Factors impacting shareholder equity during the first three quarters of fiscal 2004 included net income, three quarterly cash dividends totaling $.09 per share, a $121,000 net decrease in unrealized loss on securities available for sale, and the amortization of costs associated with stock-based employee benefit plans.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2004 and 2003

For the quarter ended March 31, 2004, the Company reported a 48.7% decrease in earnings compared to the same period in 2003. Net income for the fiscal third quarter was $48,000, or $.04 per share, including a $178,000 expense to recognize impairment of equity securities. Also affecting net earnings, corporate tax liability was reduced through elimination of previously established deferred tax asset valuation reserves in the amount of $68,000. For the same period last year, net income was $94,000 or $.07 per share.

Excluding the charge for impaired assets and elimination of the $68,000 valuation reserve (all of which totaled $40,000 net of tax), the Company earned $88,000 or $.07 per share from operations for the quarter-ended March 31, 2004.

Interest income decreased $124,000 or 10.0% for the three months ended March 31, 2004, compared to the same period in 2003. Interest from loans decreased $102,000 or 8.6% to $1.1 million. This decrease resulted from a lower volume of loans outstanding and a lower effective yield on loans.

The decrease in interest income was more than offset by lower interest expense. Interest expense for deposits and borrowings decreased $134,000 or 27.1% to $360,000. Maturity of higher rate certificates of deposit and borrowings during an extended period of low interest rates has produced several consecutive quarters of declining interest expense. The Company's cost of funds fell 70 basis points to 2.81% for the quarter ended March 2004 from 3.51% a year earlier.

The Company's net interest margin for the quarter ended March 31, 2004 increased to 5.5%, compared to 5.0% for the quarter ended March 31, 2003. Net interest income before the provision for loan losses increased 1.3% to $761,000 for the three months ended March 31, 2004, compared to $751,000 a year earlier.

Loan loss provisions for the third fiscal quarter totaled $60,000. Loan loss provisions for the year-earlier period were $65,000. A regular assessment of loan loss allowance adequacy indicated that these provisions were required to maintain an appropriate allowance level. The volume, composition and quality of the loan portfolio, as well as actual loan loss experience, will influence the need for future loss provisions.

Based on new detailed guidance contained in a recently released Consensus of the Financial Accounting Standards Board's Emerging Issues Task Force on accounting for impairment of debt and equity securities, all of the Company's equity securities were reduced to fair value as of March 31, 2004. Although the new impairment guidance is effective for reporting periods beginning after June 15, 2004, management's consideration of relevant "impairment indicators" weighed on the side of current period recognition that these investments are other-than-temporarily impaired.

Losses recognized on securities available for sale amounted to $178,000 compared to no reported gains or losses on securities during the year-earlier period. As a result, non-interest income was negative $132,000 for third quarter 2004. Excluding the charge for impaired assets, other non-interest income decreased 37.9% to $47,000 from $75,000 for the year-earlier period. Due to a lack of land sales, no gain was reported on sale of real estate held for investment for the three months ended March 31, 2004. Gain on sale of real estate held for investment was $5,000 for the same period last year.

Non-interest   expense   increased  6.5%  to  $643,000  from  $603,000  for  the
quarter-ended March 31, 2004. Foreclosure related expense for acquisition, repair and disposition of repossessed property more than doubled to $73,000 for third quarter 2004 compared to $33,000 for the year-earlier period. In addition, modest increases in several other expense categories, contributed to this overall increase in non-interest expense.

Tax benefits of capital losses recognized during the quarter ended March 31, 2004, combined with tax benefits from the elimination of a previously established valuation reserve, resulted in a $186,000 decrease in tax expense compared to the year-earlier period.



Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2004 and 2003

For the nine-month period ended March 31, 2004, net income decreased 6.9% to $259,000, or $.20 earnings per share, including a $178,000 expense to reduce the carrying value of equity securities. For the year-earlier period, net income was $279,000 or $.21 diluted earnings per share. Net income for the nine months ending March 31, 2003 also included a $178,000 charge to recognize the reduced value of equity securities.

Excluding these charges for impaired assets and the $68,000 valuation reserve reduction, the Company earned $299,000 or $.23 per share for the nine months ended March 31, 2004, compared to $304,000 or $.23 per share for the same period a year earlier.

Interest income decreased 12.6% to $3.4 million from $3.9 million. Most of this decrease was due to a contraction in loans outstanding and a lower average yield on earning assets compared to the same nine-month period a year earlier. Lower interest rates led to a decline in interest expense which only partially offset a $495,000 decline in total interest income. Net interest income before the provision for loan losses decreased $79,000 or 3.4% to $2.3 million. Interest expense for deposits decreased $244,000 or 26.6% while interest expense for borrowings decreased $172,000 or 25.2%.

Loan loss provisions were unchanged at $180,000 for the two nine-month periods ended March 31, 2004 and 2003. These loan loss provisions reflect management's assessment of various risk factors including, but not limited to, the level and trend of loan delinquencies, and the effectiveness of collection efforts.

Non-interest income was $14,000 for the first three quarters of fiscal 2004, compared to $71,000 for the same period a year earlier. For the nine months ended March 31, 2004, gain on sale of real estate acquired for development decreased 56.2% to $31,000 from $71,000 for the year-earlier period. Year-to-date non-interest income for both periods was unusually low due to identical $178,000 charges for impaired assets.

Non-interest expense increased $68,000 or 3.7% to $1.9 million for the nine-month period ended March 31, 2004. Foreclosure related expenses incurred to acquire, repair and dispose of repossessed loan collateral increased $83,000 to $158,000 compared to the same period a year earlier. Partially offsetting these increases, salaries and employee benefits decreased $21,000 or 2.2%. Also, computer processing fees and net occupancy expenses declined $39,000 or 12.3%.

Tax benefits of capital losses recognized during the third quarter ended March 31, 2004, combined with tax benefits from the elimination of a valuation reserve established in the prior year, resulted in a $185,000 decrease in tax expense compared to the year-earlier period.

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

Loan loss provisions were $60,000 for the quarter, compared to $65,000 for the year-earlier period. A regular assessment of loan loss allowance adequacy indicated that these provisions were required to maintain an appropriate allowance level. Among other factors, loan delinquency and foreclosure trends will influence the timing and amount of future provisions to the Bank's allowance for loan losses. At March 31, 2004, after net losses and recoveries, the allowance for loan losses was $386,000 or 0.80% of total loans, compared to $316,000 or 0.65% at June 30, 2003.

Management considered the allowance for loan losses at March 31, 2004, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and re-evaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the nine months ended March 31, 2004 and March 31, 2003:


Balance, July 1, 2003        $316,418      Balance, July 1, 2002       $344,110
Provision for loan losses     180,000      Provision for loan losses    180,000
Recoveries                      3,957      Recoveries                        --
Loans charged off            (114,820)     Loans charged off           (165,467)
                            ---------                                 ---------
Balance, March 31, 2004     $ 385,555      Balance, March 31, 2003    $ 358,643
                            =========                                 =========

Loans delinquent 90 days or more increased to $747,000 or 1.6% of total loans at March 31, 2004, compared to $520,000 or 1.1% of total loans at June 30, 2003. At March 31, 2004, non-performing assets were $1.5 million or 2.6% of total assets, compared to $1.1 million or 1.8% of assets at June 30, 2003. Non-performing assets included $789,000 in Real Estate Owned ("REO") and other repossessed properties at March 31, 2004, compared to $608,000 nine months earlier.

At March 31, 2004, all equity securities held in the Company's investment portfolio were reduced to the lower of cost or market value. Management determined the severity and duration of unrealized losses on these investments concluded they were other-than-temporarily impaired. Consequently, there existed no unrealized gain or loss on equity securities at that date.

In addition, the Company believes that it is more likely than not that the benefit of deferred tax assets related to capital losses will be realized on equity securities. Therefore, a previously established valuation allowance for deferred tax assets was eliminated during the quarter ended March 31, 2004.

Net unrealized market gain on mortgage-backed securities and agency bonds available for sale was $38,000 at March 31, 2004.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At March 31, 2004 and June 30, 2003, cash and interest-bearing deposits totaled $3.7 million and $4.6 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $6.0 million at the end of the third quarter. At March 31, 2004, borrowing from the FHLB totaled $14.0 million.

Shareholders'  equity  was $7.1  million  or 11.8% of total  assets at March 31,
2004. Book value at March 31, 2004 was $5.21 per share based on 1,356,050 outstanding shares. All regulatory capital requirements for the Bank were met as of March 31, 2004. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of March 31, 2004.

                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 ----------- ---------- ----------- ----------- ----------- ----------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 ----------- ---------- ----------- ----------- ----------- ----------

Total capital *(to risk weighted assets)            $6,191      15.8%     $3,143        8.0%        $3,929    10.0%

Tier 1 capital *(to risk weighted assets)            5,806      14.8%      1,571        4.0%         2,357     6.0%

Tier 1 capital *(to adjusted total assets)           5,806       9.9%      2,369        4.0%         2,961     5.0%

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

At December 31, 2003, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's NPV would decrease 4.0% and 21.5% in the event of 100 and 300 basis point increases in market interest rates respectively. It was estimated that the same 100 and 300 basis point increases in market interest rates would have caused NPV to decrease 1.5% and 13.0% respectively at December 31, 2002. The Bank's NPV at December 31, 2003 would increase 3.1% in the event of a 100 basis point decrease in market rates. A year earlier, a 100 basis point decrease in market rates would have increased NPV 0.4%.

Presented below, as of December 31, 2003 and 2002, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained shifts in market interest rates.


                                December 31, 2003
                     Net Portfolio Value Summary Performance

                                                               NPV as % of
                                                            Present Value (PV)
 Change                  Net Portfolio Value                    of Assets
 In Rates       $ Amount      $ Change      % Change      NPV Ratio     Change
 --------       --------      --------      --------      ---------     ------
                (Dollars in thousands)
 +300 bp*       $ 8,034       $(2,201)       (21.50)%       13.14%     (265) bp
 +100 bp          9,825          (409)        (4.01)        15.39       (40) bp
    0 bp         10,235             0          0.00         15.79      ----
 -100 bp         10,554           320          3.12         16.07        28  bp

*Basis Points.

          Interest Rate Risk Measures: 200 Basis Point Rate Shock

         Pre-Shock NPV Ratio:  NPV as % of PV of Assets      15.79%
         Exposure Measure:  Post-Shock NPV Ratio             14.53%
         Sensitivity Measure:  Change in NPV Ratio           126 bp



                                December 31, 2002
                     Net Portfolio Value Summary Performance

                                                               NPV as % of
                                                            Present Value (PV)
  Change                 Net Portfolio Value                    of Assets
 In Rates       $ Amount      $ Change      % Change      NPV Ratio     Change
 --------       --------      --------      --------      ---------     ------
                (Dollars in thousands)
 +300 bp*        $8,030       $(1,198)       (12.98)%       11.83%     (114) bp
 +100 bp          9,088          (141)        (1.53)        12.93        (4) bp
    0 bp          9,228             0          0.00         12.97      ----
 -100 bp          9,264            36          0.39         12.88        (9) bp

*Basis Points.

             Interest Rate Risk Measures: 200 Basis Point Rate Shock

             Pre-Shock NPV Ratio:  NPV as % of PV of Assets    12.97%
             Exposure Measure:  Post-Shock NPV Ratio           12.54%
             Sensitivity Measure:  Change in NPV Ratio           43bp

Item 3: Controls and Procedures.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                            None.
Item 2.  Changes in Securities. and Small Business Issuer
         Purchases of Equity Securities

The Company announced a five percent (5.0%) stock repurchase plan on May 25, 2000. No shares were repurchased pursuant to that plan, during the quarter ended March 31, 2004. In accordance with that plan, 64,000 shares remain that may, from time to time, be purchased on the open market by the Company.

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

     (a)  Exhibits

          31(1) Certification required by 17 C.F.R. 240.13a-14(a).

          31(2) Certification required by 17 C.F.R. 240.13a-14(a).

          32   Certification required by 18 U.S.C. 1350.

     (b)  Reports on Form 8-K

          There was one report on Form 8-K filed during the period ended March 31, 2004.

          Date of Report:    February 10, 2004 (filed February 13, 2004)

          Items reported:    News release dated February 10, 2004, regarding
                             second quarter earnings.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HOME FINANCIAL BANCORP


Date: May 17, 2004                      By: /s/ Kurt D. Rosenberger
                                            ------------------------------------
                                             Kurt D. Rosenberger
                                             President and
                                             Chief Executive Officer




Date: May 17, 2004                      By:  /s/ Gary M. Monnett
                                             -----------------------------------
                                             Gary M. Monnett
                                             Executive Vice President and
                                             Chief Financial Officer