Form 10KSB
period 2004-06-30
HOME FINANCIAL BANCORP
filed 2004-09-17
CIK 1009242

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2004

                                       or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. YES _X_   NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2004 were $4,633,137.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 25, 2004, was $4,008,144.

The number of shares outstanding of the issuer's common stock, without par value, as of August 25, 2004, was 1,356,050 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format: YES ___ NO _X_

                           Exhibit Index on Page E-1
                               Page 1 of 50 Pages
================================================================================

                             HOME FINANCIAL BANCORP
                                   Form 10-KSB
                                      INDEX


                                                                            Page

Forward Looking Statements ................................................   3

PART I
Item  1.   Description of Business ........................................   3
Item  2.   Description of Property ........................................  29
Item  3.   Legal Proceedings ..............................................  29
Item  4.   Submission of Matters to a Vote of Security Holders ............  29

PART II
Item  5.   Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities ........  30
Item  5.5. Selected Financial Data ........................................  32
Item  6.   Management's Discussion and Analysis or Plan of Operation ......  33
Item  7.   Financial Statements ...........................................  46
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk .....  46
Item  8.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .........................  47
Item 8A.   Controls and Procedures ........................................  48
Item 8B.   Other Information  .............................................  48

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act ...........  48
Item 10.   Executive Compensation .........................................  48
Item 11.   Security Ownership of Certain Beneficial Owners and
              Management  and Related Stockholder Matters .................  48
Item 12.   Certain Relationships and Related Transactions .................  49
Item 13.   Exhibits  ......................................................  49
Item 14.   Principal Accountant Fees and Services .........................  49

Signatures  ...............................................................  50
Exhibit Index ............................................................. E-1

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


                                     PART I

Item 1. Description of Business.

                                    BUSINESS

General

     Home Financial Bancorp (the "Holding Company" together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February 1996, to become a bank holding company upon its acquisition of all the issued and outstanding capital stock of Owen Community Bank, s.b. (the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on July 1, 1996. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of common stock of the Bank. The Bank was organized under the name Owen County Savings and Loan Association in 1911. In 1972, the Bank converted to a federally-chartered savings and loan and changed its name to Owen County Federal Savings and Loan Association, and in 1989, the Bank converted to a federally-chartered savings bank known as Owen Federal Savings Bank. In 1994, the Bank became an Indiana savings bank known as Owen Community Bank, s.b. As of May 1, 1999, the Bank converted back to a federal stock savings bank and the Company became a unitary savings and loan holding company. The Bank's principal business consists of attracting deposits from the general public and originating long-term loans secured primarily by first mortgage liens on one- to four-family residential real estate and by mobile homes or a combination of land and mobile homes. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC").

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

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be a major focus of the Bank's loan origination activities, representing 48.83% of the Bank's total loan portfolio at June 30, 2004. The Bank also offers mobile home loans, multi-family mortgage loans, nonresidential real estate loans, Combo Loans, consumer loans and commercial and industrial loans. Mobile home loans and Combo Loans totaled approximately 13.85% and 18.46% of the Bank's total loan portfolio at June 30, 2004, respectively. Mortgage loans secured by multi-family properties and nonresidential real estate totaled approximately 0.31% and 16.57%, respectively, of the Bank's total loan portfolio at June 30, 2004. Consumer loans constituted approximately 1.38%, and commercial and industrial loans totaled approximately 0.60% of the Bank's total loan portfolio at June 30, 2004.

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

                                                                      At June 30,
                                           ------------------------------------------------------------------
                                                 2004                     2003                   2002
                                           ------------------       ------------------     ------------------
                                                      Percent                  Percent                Percent
                                           Amount    of Total       Amount    of Total     Amount    of Total
                                           ------    --------       ------    --------     ------    --------
                                                                  (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential .........................  $25,445      48.83%      $23,492     47.71%      $26,929     50.27%
   Combo ...............................    9,621      18.46         8,744     17.76         7,511     14.02
   Nonresidential ......................    8,633      16.57         9,060     18.40        10,430     19.47
   Multi-family ........................      161       0.31           208      0.42           451      0.84
Mobile home loans ......................    7,218      13.85         6,703     13.61         5,924     11.06
Commercial and industrial loans ........      313       0.60           340      0.69           629      1.17
Consumer loans .........................      716       1.38           695      1.41         1,695      3.17
                                          -------     ------       -------    ------       -------    ------
               Gross loans receivable...  $52,107     100.00%      $49,242    100.00%      $53,569    100.00%
                                          =======     ======       =======     ======      =======    ======

TYPE OF SECURITY
   Residential real estate .............  $25,445      48.83%      $23,492     47.71%      $26,929     50.27%
   Mobile home and land ................    9,621      18.46         8,744     17.76         7,511     14.02
   Nonresidential real estate ..........    8,633      16.57         9,060     18.40        10,430     19.47
   Multi-family real estate ............      161       0.31           208      0.42           451      0.84
   Mobile home .........................    7,218      13.85         6,703     13.61         5,924     11.06
   Deposits ............................      172       0.33            54      0.11            73      0.14
   Other security ......................      857       1.65           981      1.99         2,251      4.20
                                          -------     ------       -------    ------       -------    ------
         Gross loans receivable.........   52,107     100.00        49,242    100.00        53,564    100.00

Deduct:
Allowance for loan losses ..............      396       0.76           316      0.65           344      0.65
Loans in process and
   deferred loan costs .................      990       1.90           426      0.88           518      0.98
                                          -------     ------       -------    ------       -------    ------
   Net loans receivable ................  $50,721      97.34%      $48,500     98.47%      $52,707     98.37%
                                          =======     ======       =======     ======      =======    ======

     The following table sets forth certain information at June 30, 2004, regarding the dollar amount of agricultural and commercial and industrial loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.



                                                  Due during years ended June 30,
                         Balance     -------------------------------------------------------
                       Outstanding                           2008    2010    2015    2020
                       at June 30,                            to      to      to      and
                          2004       2005    2006    2007    2009    2014    2019  following
                       -----------   ----    ----    ----    ----    ----    ----  ---------
                                                (In thousands)

Agricultural .........   $1,253      $--      $31     $--    $13      $55    $163     $991
Commercial and
   industrial loans...      313       50       --      --     --       --     263       --
                         ------      ---      ---     ---    ---      ---    ----     ----
      Total ..........   $1,566      $50      $31     $--    $13      $55    $426     $991
                         ======      ===      ===     ===    ===      ===    ====     ====


     The following table sets forth, as of June 30, 2004, the dollar amount of agricultural and commercial and industrial loans due after one year which have fixed interest rates and floating or adjustable rates.

                                     Due After June 30, 2005
                           ----------------------------------------
                           Fixed Rates    Variable Rates      Total
                           -----------    --------------      -----
                                          (In thousands)

Agricultural ..........      $1,049           $204           $1,253
Commercial and
   industrial loans....         263             --              263
                             ------           ----           ------
      Total............      $1,312           $204           $1,516
                             ======           ====           ======


     One- to Four-Family Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $25.4 million, or 48.83% of the Bank's portfolio of loans at June 30, 2004, consisted of one- to four-family residential mortgage loans. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, the rate must be correlated with changes in a readily verifiable index.

     The Bank currently offers three types of adjustable-rate one- to four-family residential mortgage loans ("ARM Loans"). The Bank offers ARM Loans which adjust annually and are indexed to the One-year U.S. Treasury Constant Maturity Rate as published monthly by the Federal Reserve Board ("FRB") (the "One Year T-Bill Constant Maturity Index"). The maximum rate adjustment per year for the Bank's one-year ARM Loans is 1% to 1.5%, and the maximum rate adjustment over the life of the loan is 4% to 5%. These ARM Loans are generally underwritten for terms of up to 25 years. The Bank also offers three-year and five-year ARM Loans which are indexed to the National Average Contract Interest Rate for the Purchase of Previously Occupied Homes as published by the Federal Housing Finance Board (the "National Average Contract Rate"). The three-year and five-year ARM Loans have maximum rate adjustments of 3% per adjustment period and 5% over the life of the loan. The Bank's three-year and five-year ARM Loans are generally underwritten for terms of up to 25 years. The Bank will not generally lend more than $100,000 for any residential loan with a loan-to-value ratio of 90% or higher.

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

     At June 30, 2004, residential loans amounting to $234,000, or 0.46% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

     These loans are written as permanent mortgage loans such that only disbursed principal and interest are payable during the construction phase, which is typically limited to six months. Inspections are made prior to any disbursement under such a loan.

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

     The Bank also offers ID Mortgage Loans. An ID Mortgage Loan is similar to a Home Equity Loan in that it creates a line of credit secured by a real estate mortgage against which a borrower may draw, and is typically written as a second mortgage loan. The Bank generally writes its ID Mortgage Loans so that all future indebtedness of a borrower is secured by the ID mortgage without the necessity of recording an additional security instrument. ID Mortgage Loans carry fixed rates and are generally written for terms not exceeding 20 years. The maximum loan-to-value ratio for ID Mortgage Loans is 90% if the subject real estate is not encumbered by another mortgage or the Bank holds the first mortgage on the subject real estate, and 80% if another lender holds the first mortgage on the subject real estate. If an appraisal has been completed on the subject property within five years, the Bank does not generally require a new appraisal.

     Combo Loans. At June 30, 2004, $9.6 million, or 18.46% of the Bank's total loan portfolio, consisted of Combo Loans. The Bank currently offers three types of adjustable-rate Combo Loans. The Bank's one-year adjustable-rate Combo Loans are indexed to the Constant Maturity One Year T-Bill and have maximum rate adjustments of 1.5% per year and 3% over the life of the loan. The Bank also offers three-year and five-year adjustable-rate Combo Loans which are indexed to the National Average Contract Rate and have maximum rate adjustments of 3% per adjustment period and 5% over the life of the loan. The Bank's Combo Loans are generally underwritten for terms of up to 25 years. The maximum loan-to-value ratio for a Combo Loan is 90%.

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

     The Bank also  offers  fixed-rate  Combo  Loans with terms of 10 years,  15 years and 20 years. At June 30, 2004, Combo Loans amounting to $187,000, or 0.37% of total loans, were included on non-performing assets. See "--Non-Performing Assets."

     Mobile Home Loans. The Bank originates loans for the purchase of new and used mobile homes. At June 30, 2004, approximately $7.2 million, or 13.85% of the Bank's portfolio of loans, consisted of mobile home loans. The Bank's mobile home loans are fixed-rate loans with maximum terms of 15 years for new mobile homes and 10 years for previously owned mobile homes. The maximum loan-to-value ratio for mobile home loans is typically 90%.

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

     Mobile home lending entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than residential mortgage loans because of the type and nature of the collateral, and because such loans generally are made to borrowers with low income levels, and mobile homes tend to rapidly depreciate in value. In many cases, any repossessed collateral for a defaulting mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. Four of the Bank's mobile home loans totaling $134,000 were included in non-performing assets at June 30, 2004. Repossessed collateral included fourteen mobile homes at June 30, 2004.

     Nonresidential Real Estate Loans. At June 30, 2004, $8.6 million, or 16.57% of the Bank's total loan portfolio, consisted of nonresidential real estate loans, of which $567,000 constituted loans secured by unimproved land. The nonresidential real estate loans included in the Bank's portfolio are primarily secured by real estate that includes a warehouse, a funeral home, several churches, a mobile home park and various commercial buildings. At June 30, 2004, $1.3 million, or 15.12% of the Bank's nonresidential loan portfolio, was secured by several farm properties. The Bank generally originates nonresidential real estate loans as one-year adjustable-rate and monthly floating-rate loans indexed to the prime rate with a margin of 1% to 3% above such index. In addition, the maximum rate adjustments per adjustment period and over the life of the loan are typically unrestricted. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. The largest nonresidential real estate loan on June 30, 2004, was $900,000. None of the Bank's nonresidential real estate loans were included in non-performing assets at that date.

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

     Multi-Family Loans. Approximately $161,000, or 0.31% of the Bank's portfolio of loans at June 30, 2004, consisted of multi-family loans. All of the Bank's multi-family loans were fully performing as of June 30, 2004. The Bank's multi-family loans are written for maximum terms of 20 years, and the Bank does not originate multi-family loans if the loan-to-value ratio exceeds 80%.

     Other Consumer Loans. The Bank's consumer loans (other than mobile home loans), consisting primarily of installment, auto and share loans, aggregated $716,000 as of June 30, 2004, or 1.38% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans are fixed-rate loans, and substantially all are secured loans.

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

     Consumer loans may entail greater credit risk than residential mortgage loans do, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2004, six consumer installment loans totaling $50,000 were included in non-performing assets. See "--Non-Performing and Problem Assets." There can be no assurances, however, that additional delinquencies will not occur in the future.

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

     The Bank historically has sold participations in its mortgage loans on a limited number of occasions to ensure compliance with the loans-to-one-borrower restrictions. See "Regulation -- Loans to One Borrower." At June 30, 2004, the Bank had sold participations in a non-residential mortgage loan in the amount of $450,000. The Bank also occasionally purchases participations in nonresidential real estate and multi-family loans from other financial institutions. At June 30, 2004, the number of Bank-purchased participations consisted of one multi-family mortgage loan in the amount of $900,000.

     The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                       For the Year Ended June 30,
                                                       ---------------------------
                                                        2004       2003      2002
                                                        ----       ----      ----
                                                             (In thousands)

Gross loans receivable at beginning of period........ $49,242    $53,569    $54,980
                                                      -------    -------    -------
Originations:
   Mortgage loans:
     Residential.....................................  12,205      7,021     11,823
     Other...........................................     278        927      1,795
                                                      -------    -------    -------
       Total mortgage loans..........................  12,483      7,948     13,618
                                                      -------    -------    -------
   Mobile home loans.................................   1,791      2,004      3,505
   Consumer loans:
     Installment.....................................     501        488        872
     Share...........................................     208         79         37
                                                      -------    -------    -------
       Total mobile and consumer loans...............   2,500      2,571      4,414
                                                      -------    -------    -------
            Total originations.......................  14,983     10,519     18,032
Purchases (sales) of participation loans.............     900         --       (615)
Repayments and other deductions...................... (13,018)   (14,846)   (18,828)
                                                      -------    -------    -------
   Gross loans receivable at end of period .......... $52,107    $49,242    $53,569
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

     The Bank presently maintains two automated teller machines ("ATMs"). One is located at its main office in Spencer, Indiana. A second ATM is located at the Bank's branch office in Cloverdale, Indiana. The Bank's ATMs operate in the STAR(R) regional network and the CIRRUS(R) nationwide network. The Company does not derive significant income from the ATM cards.

     Mortgage-Backed Securities. At June 30, 2004, the Bank had $1.5 million of mortgage-backed securities outstanding, all of which were classified as available for sale and had a market value of $1.6 million. These fixed-rate mortgage-backed securities are used as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities generally offer yields above those available for investments of comparable credit quality and duration.

     The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed securities at the dates indicated.

                                                            At June 30,
                               -----------------------------------------------------------------
                                        2004                   2003                  2002
                               -------------------    -------------------    -------------------
                               Amortized     Fair     Amortized     Fair     Amortized     Fair
                                  Cost       Value       Cost       Value      Cost        Value
                               ---------     -----    ---------     -----    ---------     -----
                                                             (In thousands)
Total mortgage-backed
   securities .............      $1,511     $1,554      $2,664     $2,736      $3,841      $3,913


     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2004.

                                                        Amount at June 30, 2004, which matures in
                                -------------------------------------------------------------------------------------------
                                Less than one year    Two through five years   Six through ten years      After ten years
                                -------------------   ----------------------   ---------------------   --------------------
                                           Weighted                Weighted                Weighted                Weighted
                                Amortized  Average     Amortized   Average     Amortized   Average     Amortized   Average
                                  Cost      Yield        Cost       Yield        Cost       Yield        Cost       Yield
                                ---------  --------    ---------   --------    ---------   --------    ---------   --------
                                                                 (In thousands)
Mortgage-backed securities
   available for sale.........    $ --       --%          $35         7.5%        $ --        --%        $1,476      6.8%


     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended June 30, 2004, 2003 and 2002.

                                                                            For the Year Ended June 30,
                                                                    -------------------------------------------
                                                                     2004              2003               2002
                                                                     ----              ----               ----
                                                                                 (In thousands)
Beginning balance.............................................      $2,736            $3,913             $5,582
Purchases.....................................................           --            1,084                 --
Sales    .....................................................           --               --                 --
Monthly repayments............................................      (1,125)           (2,208)            (1,780)
Premium and discount amortization, net........................         (28)              (53)               (43)
Investment securities gains...................................           --               --                 --
Unrealized gain (loss) on securities available for sale.......         (29)               --                154
                                                                    ------            ------             ------

Ending balance................................................      $1,554            $2,736             $3,913
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

     Non-performing assets. At June 30, 2004, $636,000, or 1.00% of the Company's total assets, were non-performing loans (loans delinquent more than 90 days and non-accruing loans) compared to $520,000, or 0.84%, of total assets at June 30, 2003. At June 30, 2004, residential loans, Combo Loans and consumer mobile home loans accounted for 36.8%, 29.4% and 21.2%, respectively, of non-performing loans. There were no non-accruing investments at June 30, 2004. As of June 30, 2004 and 2003, the Bank held $725,000 and $340,000, respectively, of Real Estate Owned ("REO") properties. Other repossessed property included fourteen mobile homes with a fair market value estimated at $264,000 at June 30, 2004. Repossessed property other than REO included twelve mobile homes with a fair market value estimated at $265,000 at June 30, 2003.

     The table below sets forth the amounts and categories of the Bank's non-performing assets.


                                                          At June 30,
                                               -------------------------------
                                                2004        2003         2002
                                                ----        ----         ----
                                                       (In thousands)

Accruing loans delinquent 90 days..........    $   --      $   51       $   --
Non-accruing loans (1).....................       636         469          639
Real estate owned..........................       990         608          427
                                               ------      ------       ------
    Total non-performing assets............     1,626       1,128        1,066
Non-performing loans to total loans........      1.24%       1.07%        1.21%
Non-performing assets to total assets......      2.56%       1.83%        1.60%
--------------
(1) he Bank generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At June 30, 2004, $420,000 of non-accruing loans were residential loans and $134,000 were consumer mobile home loans. Additional interest income that would have been recorded had income on non-accruing loans been considered collectible and accounted for in accordance with their original terms was $31,000 for the year ended June 30, 2004. At June 30, 2004, there were no loans included in accruing loans delinquent 90 days or more.


     The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                       June 30,
                                     -----------------------------------------------------------------------------
                                                2004                     2003                     2002
                                     -------------------------  ------------------------  ------------------------
                                                       Percent                   Percent                   Percent
                                                      of total                  of total                  of total
                                     Number   Amount    loans   Number  Amount    loans   Number  Amount    loans
                                     ------   ------  --------  ------  ------  --------  ------  ------  ---------
                                                                (Dollars in thousands)
Loans delinquent  for (1):
   30-89 days.......................   31    $  879     1.72%     33     $1,100   2.27%     30    $1,022    1.94%
   90 days and over.................   21       636     1.24      13        520   1.07      13       639    1.21
                                       --     -----     ----      --      -----   ----      --    ------    ----
     Total delinquent loans.........   52    $1,515(2)  2.96%     46     $1,620   3.34%     43    $1,661    3.15%
                                       ==    ======     ====      ==     ======   ====      ==    ======    ====
-----------
(1)  The  number  of days a loan is  delinquent  is  measured  from  the day the payment was due under the terms of the loan agreement.
(2)  Of such amount, $1.1 million consisted of residential real estate loans and
     $398,000 consisted of nonresidential real estate and consumer loans.



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

     At June 30, 2004, the aggregate amount of the Bank's classified assets and of the Bank's general and specific loss allowances were as follows:


                                              At June 30, 2004
                                              ----------------
                                               (In thousands)

Substandard loans.........................          $1,460
Doubtful loans............................              44
Loss loans................................              --
Special mention loans.....................           1,387
                                                    ------
     Total classified loans...............          $2,891
                                                    ======
General loss allowances...................          $  396
Specific loss allowances..................              --
                                                    ------
     Total allowances.....................          $  396


     The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb anticipated future losses from loans at June 30, 2004. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five one-year periods ended June 30, 2004.

                                                                       Year Ended June 30,
                                                   ---------------------------------------------------------
                                                   2004         2003          2002         2001         2000
                                                   ----         ----          ----         ----         ----
                                                                     (Dollars in thousands)
Balance of allowance at beginning
   of period....................................   $ 316        $ 344        $ 392         $ 372        $ 336
                                                   -----        -----        -----         -----        -----
Less charge offs:
Mortgage loans..................................     (45)         (80)        (105)          (17)          --
Consumer loans..................................    (120)        (178)        (110)          (23)         (18)
Add recoveries:
Consumer loans..................................       5            --          --            --           --
                                                   -----        -----        -----         -----        -----
Net (charge-offs) recoveries....................    (160)        (258)        (215)          (40)         (18)
Provisions for losses on loans..................     240          230          167            60           54
                                                   -----        -----        -----         -----        -----
Balance of allowance at end of period...........   $ 396        $ 316        $ 344         $ 392        $ 372
                                                   =====        =====        =====         =====        =====
Net charge-offs to total average
   loans receivable for period..................    0.33%        0.51%        0.40%         0.08%        0.04%
Allowance at end of period to
   net loans receivable at end
   of period (1)................................    0.78         0.65         0.65          0.72         0.81
Allowance to total non-performing
   loans at end of period.......................   62.26        60.77        53.83         36.77        94.18
----------------------
(1) Total loans less net loans in process and deferred loan costs.



     Allocation of Allowance for Loan Losses.  The following  table  presents an analysis of the allocation of the Bank's  allowance for loan losses at the dates indicated.
                                                                     At June 30,
                                       ------------------------------------------------------------------------
                                             2004                       2003                       2002
                                       ------------------        -------------------        -------------------
                                                  Percent                    Percent                   Percent
                                                 of loans                   of loans                  of loans
                                                  in each                    in each                   in each
                                                 category                   category                  category
                                                 of total                   of total                  of total
                                       Amount      loans          Amount      loans         Amount      loans
                                       ------    --------         ------    --------        ------    --------
                                                               (Dollars in thousands)
Balance at end of period
   applicable to:
Residential......................      $  62       48.83%         $  36       47.71%        $  66       50.27%
Combo  ..........................         31       18.46             61       17.76            22       14.02
Nonresidential...................         90       16.57             88       18.40           134       19.47
Multi-family.....................          1        0.31              1        0.42             3        0.84
Mobile home loans................        157       13.85             98       13.61            74       11.06
Commercial and industrial
   loans.........................          4        0.60              3        0.69             3        1.17
Consumer loans...................         51        1.38             24        1.41            42        3.17
Unallocated......................         --          --              5          --            --          --
                                        ----      ------           ----      ------          ----      ------
   Total.........................       $396      100.00%          $316      100.00%         $344      100.00%
                                        ====      ======           ====      ======          ====      ======


Investments and FHLB Stock

     The Company's investment portfolio (excluding mortgage-backed securities) consists of Federal agency bonds, equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 2004, approximately $2.1 million, or 3.29% of the Company's total assets, consisted of such investments. All of the Company's securities, except for FHLB stock, were classified as available for sale at June 30, 2004.

     The following table sets forth the amortized cost and fair value of the Company's investments at the dates indicated.


                                                                      At June 30,
                                      ------------------------------------------------------------------------
                                            2004                         2003                      2002
                                      -------------------        -------------------       -------------------
                                      Amortized    Fair          Amortized    Fair         Amortized    Fair
                                        Cost       Value           Cost       Value          Cost       Value
                                      ---------    ------        ---------    ------       ---------    ------
                                                                  (In thousands)
Securities available for sale (1):
   Federal agencies..............      $  757      $  730         $   --      $   --        $  500    $  505
   Marketable equity securities..         162         155            343         133           521       208
                                       ------      ------         ------      ------        ------    ------
     Total securities
       available for sale........         919         885            343         133         1,021       713
FHLB stock (2)...................       1,170       1,170          1,115       1,115         1,100     1,100
                                       ------      ------         ------      ------        ------    ------
     Total investments...........      $2,089      $2,055         $1,458      $1,248        $2,121    $1,813
                                       ======      ======         ======      ======        ======    ======
-------------------
(1)  In accordance with SFAS No. 115, securities available for sale are recorded at fair value in the financial statements.
(2)  Fair value approximates carrying value.



     The following table sets forth the amount of federal agency bonds which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2004.


                                                        Amount at June 30, 2004, which matures in
                               ----------------------------------------------------------------------------------------------
                                Less than one year    Two through five years    Six through ten years       After ten years
                               -------------------    ----------------------    ---------------------      ------------------
                                          Weighted                 Weighted                 Weighted                 Weighted
                               Amortized   Average      Amortized   Average      Amortized   Average       Amortized  Average
                                  Cost      Yield         Cost       Yield         Cost       Yield          Cost      Yield
                               ---------  --------      ---------  --------      ---------  --------       ---------  -------
                                                                 (In thousands)
Federal agency securities
   available for sale.........    $  --      --%          $ --        --%          $757      5.00%           $ --       --%


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

     An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 2004, is as follows:

                                   Minimum     Balance at               Weighted
                                   Opening      June 30,       % of      Average
Type of Account                    Balance        2004       Deposits     Rate
---------------                    -------     ----------    --------   --------
                                             (In thousands)
Withdrawable:
   Savings accounts................  $   10     $ 5,448       14.01%      0.25%
   Money market accounts...........   5,000       2,351        6.04       1.00
   NOW accounts and other
     transaction accounts..........      50       5,522       14.20       0.09
                                                -------      ------       ----
     Total withdrawable............              13,321       34.25       0.32
Certificates (original terms):
   3 months........................     500         261        0.67       0.98
   6 months........................     500       1,577        4.05       1.09
   12 months.......................     500       4,669       12.00       1.49
   18 months.......................     500       2,175        5.59       2.09
   24 months.......................     500       1,303        3.35       2.29
   30 months.......................     500       4,509       11.59       3.93
   36 months.......................     500       2,648        6.81       3.44
   48 months.......................     500       1,555        4.00       4.22
   60 months.......................     500       6,049       15.55       4.30
IRAs (original terms):
   12 months.......................     500         208        0.54       1.32
   36 months.......................     500         331        0.85       2.97
   60 months.......................     500         290        0.75       4.63
                                                -------      ------       ----
     Total certificates and IRAs...              25,575       65.75       3.07
                                                -------      ------       ----
     Total deposits................             $38,896      100.00%      2.13%
                                                =======      ======       ====


     The following table sets forth, by various interest rate categories, the composition of the Bank's time deposits at the dates indicated:


                                              At June 30,
                              ------------------------------------------
                               2004             2003              2002
                              ------           ------            ------
                                           (In thousands)

2.00% and under........       $ 8,098           $ 6,067          $ 1,628
2.01 - 4.00%...........        10,436            11,490           14,108
4.01 - 6.00 %..........         6,728             8,822           13,951
6.01 - 8.00%...........           313               316              867
                              -------           -------          -------
   Total...............       $25,575           $26,695          $30,554
                              =======           =======          =======


     The following table represents the amounts of time deposits maturing during each of the three years following June 30, 2004, and the total amount maturing thereafter. Matured certificates which have not been renewed as of June 30, 2004, have been allocated based upon certain rollover assumptions:


                              Amounts At June 30, 2004, Maturing in
                       ---------------------------------------------------
                       One Year       Two         Three       Greater Than
                        or Less      Years        Years        Three Years
                       --------      -----        -----       ------------
                                        (In thousands)

Time deposits.......    $13,899      $4,487       $2,923         $4,266

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2004.


                                                            At June 30, 2004
Maturity                                                    ----------------
--------                                                     (In thousands)
Three months or less......................................         $  630
Greater than three months through six months..............          3,133
Greater than six months through twelve months.............          1,383
Over twelve months........................................          4,609
                                                                   ------
     Total................................................         $9,755
                                                                   ======

     The following table sets forth the dollar amount of savings deposits in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                        Deposit Activity
                                                 -------------------------------------------------------------
                                                                            Increase
                                                                           (Decrease)
                                                 Balance at                    from      Balance at
                                                  June 30,      % of        June 30,     June 30,       % of
                                                    2004      Deposits        2003          2003      Deposits
                                                 ----------   --------      --------     ----------   --------
                                                                     (Dollars in thousands)
Withdrawable:
   Savings accounts.............................   $ 5,448     14.01%       $   459       $ 4,989       12.94%
   Money market accounts........................     2,351      6.04          1,126         1,225        3.18
   NOW accounts and other transaction
     accounts...................................     5,522     14.20           (108)        5,630       14.61
                                                   -------    ------        -------       -------      ------
     Total withdrawable.........................    13,321     34.25          1,477        11,844       30.73
Certificates (original terms):
   3 months.....................................       261      0.67             18           243        0.63
   6 months.....................................     1,577      4.05            226         1,351        3.51
   12 months....................................     4,669     12.00           (728)        5,397       14.00
   18 months....................................     2,175      5.59           (270)        2,445        6.34
   24 months....................................     1,303      3.35         (1,016)        2,319        6.02
   30 months....................................     4,509     11.59            (93)        4,602       11.94
   36 months....................................     2,648      6.81            954         1,694        4.40
   48 months....................................     1,555      4.00             59         1,496        3.88
   60 months....................................     6,049     15.55           (343)        6,392       16.59
IRAs (original terms):
   12 months....................................       208      0.54             38           170        0.44
   36 months....................................       331      0.85             71           260        0.67
   60 months....................................       290      0.75            (36)          326        0.85
                                                   -------    ------        -------       -------      ------
     Total certificates and IRAs................    25,575     65.75         (1,120)       26,695       69.27
                                                   -------    ------        -------       -------      ------
                  Total deposits................   $38,896    100.00%       $   357       $38,539      100.00%
                                                   =======    ======        =======       =======      ======


     Borrowings. The Bank focuses on generating loans by using the best source of funding from deposits, investments or borrowings. At June 30, 2004, the Bank had $17.0 million in borrowings from the FHLB of Indianapolis, which mature on various dates during the years 2004 through 2009 and have interest rates ranging from 1.44% to 5.45%. The Bank does not anticipate any difficulty in obtaining advances from the FHLB of Indianapolis appropriate to meet its requirements in the future. The Bank had $32.3 million in eligible assets available as collateral for advances from the FHLB of Indianapolis as of June 30, 2004. Based on the Bank's blanket collateral agreements, advances from the FHLB of Indianapolis must be collateralized by not less than 155% of eligible loans and 105% of eligible securities. Therefore, the Bank's eligible collateral would have supported approximately $21.5 million in advances from the FHLB of Indianapolis as of June 30, 2004.

     The following table presents certain information relating to the Bank's FHLB borrowings for the years ended June 30, 2004, 2003 and 2002.


                                                             At or for the Year Ended June 30,
                                                        -----------------------------------------
                                                         2004             2003              2002
                                                        ------           ------            ------
                                                                     (In thousands)
FHLB Advances:
   Average balance outstanding.......................   $15,333           $17,583          $19,038
   Maximum amount outstanding at any
     month-end during the period.....................   $17,000           $20,500          $22,000
   Weighted average interest rate during the period..      4.22%             4.94%            5.14%
   Weighted average interest rate at end of period...      3.36%             4.46%            5.07%


Service Corporation Subsidiary

     BSF, Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in purchasing and developing large tracts of real estate. After land was acquired, BSF subdivided the real estate into lots, made improvements such as streets, and sold individual lots, usually on contract. Each subdivision has separate restrictive covenants, but most permit mobile or modular homes. As of June 30, 2004, outstanding contracts on BSF subdivision lots were:


Name of Subdivision                     Number of Contracts    Contract Balance
-------------------                     -------------------    ----------------
Greene Woods.......................             1                  $  6,751
Autumn Hills.......................             5                    55,913
Coon Path..........................             2                    24,660
Quarry Woods.......................             3                   130,199
                                               --                  --------
    Total outstanding contracts....            11                  $217,523
                                               ==                  ========


     BSF has been developing Hancock Corner as a subdivision to accommodate modular homes. During the fiscal year ended June 30, 2004, no lots were sold. At June 30, 2004, this development had 15 tracts of ground in inventory with a sale price of $291,000.

     BSF held title to four commercial lots in Cloverdale with a listed price of $200,000. While awaiting sale of this real estate, it is rented for commercial use.

     BSF from time to time keeps a number of its tracts of land for mobile home repossession. BSF purchases repossessed mobile homes from the Bank at book value, which would approximate market value. The mobile homes are then placed on the vacant tracts of land and sold by BSF, thereby protecting the Bank from related losses. As of June 30, 2004, no mobile homes were located on lots waiting for sale.

     During fiscal 2004, BSF sold the remaining five residential lots in Quarry Woods for $170,000. As of June 30, 2004, Quarry Woods remaining inventory consisted of two commercial lots with a sale price of $291,500.

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


           Frank R. Stewart        President
           Robert W. Raper         Vice President
           Gary M. Monnett         Secretary

     At June 30, 2004, the Bank's aggregate investment in BSF was $471,000. As of that date, the Bank had an inter-company loan to BSF in the amount of $150,000. Excluding certain administrative costs not specifically allocated to its operations, BSF net income for the years ended June 30, 2004, 2003 and 2002 was $19,000, $40,000 and $39,000, respectively. The consolidated statements of income of the Bank and its subsidiary included elsewhere herein include the operations of BSF. All significant intercompany balances and transactions have been eliminated in the consolidation.


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

     As of June 30, 2004, land and property held by Cunot Apartments, L.P. totaled $1,239,000. The Bank's share of net operating losses from the project during the year was $60,000, reducing its net investment to $459,000 at June 30, 2004. Income tax credits related to this investment reduced the Company's federal income tax expense by $107,000 in fiscal year 2004.


Employees

     As of June 30, 2004, the Company employed 22 persons on a full-time basis and four persons on a part-time basis. None of the Company's employees is represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

     A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size and condition and the complexity of its operations. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 2004, was $11,951.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-- Qualified Thrift Lender." At June 30, 2004, the Bank's asset composition exceeded that required to qualify the Bank as a Qualified Thrift Lender.

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


Federal Home Loan Bank System

     The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its member savings associations and other financial institutions within its assigned region. It is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

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

     As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount based either upon a percentage of the Bank's total assets or upon a percentage of its outstanding advances from the FHLB, as determined by the FHLB. At June 30, 2004, the Bank's investment in stock of the FHLB of Indianapolis was $1.2 million, which was in compliance with the minimum investment standard established by the FHLB of Indianapolis. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

     All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 2004, dividends paid by FHLB to the Bank totaled $53,000, for an annual rate of 4.5%.


Federal Reserve System

     Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase the Bank's cost of funds. The Bank is in compliance with its reserve requirements.

     A federal savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window," but the FRB's regulations require the savings bank to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. Certain limitations are imposed on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10%) pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratio of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

     In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Bank's annual deposit insurance premium for the year ended June 30, 2004, including the Financing Corporation payments, was approximately $12,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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


Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusive agency activities for its customers or mortgage banking subsidiaries). At June 30, 2004, the Bank was in compliance with all capital requirements imposed by law.

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


Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 2004, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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


Capital Distributions Regulation

     An OTS regulation imposes limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS regulations permit a savings institution to make a capital distribution to its shareholders in a maximum amount that does not exceed the institution's undistributed net income for the prior two years plus the amount of its undistributed income for the current year. The rule requires a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS thirty days before making a capital distribution up to the maximum amount described above. The proposed rule would also require all savings institutions, whether a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above, where the institution would be under capitalized following the distribution or where the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. The Bank's retained net income standard at June 30, 2004, was $1.0 million.

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

     A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period. At June 30, 2004, the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.


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

     The Company's state income tax returns for the three years ended June 30, 2004, are in the process of being audited by the Indiana Department of Revenue.


Item 2.    Description of Property.

     The Company conducts business from its main office at 279 East Morgan Street, Spencer, Indiana 47460, and its branch office at 102 South Main Street, Cloverdale, Indiana 46120. The Company owns both of its offices. The following table provides certain information with respect to the Company's offices as of June 30, 2004:

                                                                 Net Book Value
                                                                  of Property,
                            Owned or    Year        Total          Furniture &     Approximate
Description and Address      Leased    Opened     Deposits           Fixtures     Square Footage
-----------------------     --------   ------     --------       --------------   --------------
                                                    (Dollars in thousands)

279 East Morgan Street       Owned      1987       $31,432          $1,347            11,300
Spencer, IN  47460
(including annex)

102 South Main Street        Owned      1998       $ 7,464          $  773             6,000
Cloverdale, IN  46120



     The Cloverdale, Indiana branch office opened for business on October 1, 1998.

     As of June 30, 2004, the Bank also owned a parcel of real estate located across the street from its Spencer office that is used for employee parking.

     The Company owns computer and data processing equipment that is used for transaction processing, loan origination, and accounting.

     The Bank has also contracted for the data processing and reporting services of Aurum Technology Inc., of Plano, Texas, which was acquired in March 2004 by Fidelity Integrated Financial Solutions, a division of Fidelity National Financial Company. The cost of these data processing services was approximately $13,000 per month for the twelve months ended June 30, 2004.


Item 3.  Legal Proceedings.

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 2004.

                                    PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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


      Quarter Ended           High Bid        Low Bid    Dividends Declared
      -------------           --------        -------    ------------------
      September 30, 2001        4.570          3.890           0.030
      December 31, 2001         4.390          3.500           0.030
      March 31, 2002            4.000          3.800           0.030
      June 30, 2002             5.150          3.550           0.030

      September 30, 2002        4.290          3.650           0.030
      December 31, 2002         5.560          3.900           0.030
      March 31, 2003            5.100          4.270           0.030
      June 30, 2003             5.850          4.750           0.030

      September 30, 2003        5.810          5.020           0.030
      December 31, 2003         6.400          5.200           0.030
      March 31, 2004            6.360          5.500           0.030
      June 30, 2004             6.350          5.360           0.030


Holders

     As of August 25, 2004, there were approximately 235 registered holders of the Holding Company's Common Stock. Management estimates at least 265 additional stockholders held shares in broker accounts on August 25, 2004.


Stockholder Matters

     The book value of the Holding Company's Common Stock was $5.25 per share at June 30, 2004. On this same date, the price of the Holding Company's Common Stock was $6.29 per share, representing a 119.8% price-to-book value ratio. For the year ended June 30, 2004, dividends totaling $0.12 per share were paid to shareholders.

     Effective January 10, 2001, the Company effected a 2-for-1 stock split of its Common Stock.

     The Company sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.


Stock Repurchases

     The Company repurchased no shares of its Common Stock during fiscal year 2004. The Company has 83,000 shares which may be repurchased in the future pursuant to a previously authorized stock repurchase program. At June 30, 2004, there were 1,356,050 shares of Common Stock outstanding.


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


                                                                          At  June 30
                                                   -----------------------------------------------------------
                                                    2004         2003         2002         2001         2000
                                                   -------      -------      -------      -------      -------
                                                                     (Dollars in thousands)
Summary of Financial Condition:
Total assets....................................   $63,426      $61,671      $66,746      $68,792      $59,451
Loans receivable, net...........................    50,721       48,500       52,707       54,244       45,341
Cash and cash equivalents.......................     3,635        4,612        3,601        3,214        1,716
Securities available for sale...................     2,438        2,869        4,626        6,147        7,712
Deposits........................................    38,896       38,539       41,456       41,111       38,542
Federal Home Loan Bank advances
   and other borrowings.........................    17,000       16,000       18,505       21,300       13,500
Stockholders' equity............................     7,126        6,721        6,381        5,946        7,182


                                                                      Year Ended  June 30
                                                   -----------------------------------------------------------
                                                    2004         2003         2002         2001         2000
                                                   -------      -------      -------      -------      -------
                                                                     (Dollars in thousands)
Summary of Operating Results:
Interest and dividend income....................    $4,570       $5,117       $5,662       $5,764       $4,773
Interest expense................................     1,526        2,039        2,697        3,210        2,577
                                                    ------       ------       ------       ------       ------
   Net interest income..........................     3,044        3,078        2,965        2,554        2,196
Provision for loan losses.......................       240          230          167           60           54
                                                    ------       ------       ------       ------       ------
   Net interest income after provision for
          loan losses...........................     2,804        2,848        2,798        2,494        2,142
                                                    ------       ------       ------       ------       ------
Other income:
   Service charges on deposit accounts..........       199          218          219          177          151
   Gain on sale of real estate acquired
        for development.........................        30           70           78           98           25
   Net realized gain (loss) on sales of
       available for sale securities ...........      (180)        (178)         (46)         107          (18)
   Loss on low-income housing investment........       (60)         (58)         (56)         (48)         (34)
   Other........................................        74           80           39           32           30
                                                    ------       ------       ------       ------       ------
      Total other income........................        63          132          234          366          154
Other expenses:
   Salaries and employee benefits...............     1,254        1,282        1,216        1,116          924
   Net occupancy expense........................       125          155          171          177          145
   Equipment expense............................        76           95           97          109          139
   Repossessed property expense.................       229          113           75           31           10
   Computer processing expense..................       241          258          247          225          185
   Printing and office supplies.................        53           50           50           56           43
   Advertising..................................        54           33           46           56           46
   Legal and professional fees..................       190          108          189          185          137
   Directors and committee fees.................        58           51           61           58           57
   Other........................................       283          338          232          248          207
                                                    ------       ------       ------       ------       ------
        Total other expenses....................     2,563        2,483        2,384        2,261        1,893
                                                    ------       ------       ------       ------       ------
Income before income tax........................       304          497          648          599          403
Income tax expense..............................       (57)         152          148          137           54
                                                    ------       ------       ------       ------       ------
   Net income...................................    $  361       $  345       $  500       $  462       $  349
                                                    ======       ======       ======       ======       ======




                                                                      Year Ended  June 30
                                                   -----------------------------------------------------------
                                                    2004         2003         2002         2001         2000
                                                   -------      -------      -------      -------      -------
                                                                     (Dollars in thousands)
Supplemental Data (1):
Basic earnings per share....................    $    .28     $    .27      $    .39     $    .31     $    .22
Diluted earnings per share..................         .27          .27           .39          .31          .22
Book value per common share at end of year..        5.25         4.96          4.71         4.38         4.19
Dividends per share.........................         .12          .12           .12          .09          .06
Dividend payout ratio.......................       42.86%       44.44%        30.77%       29.03%       27.27%
Return on assets (2) .......................        0.59         0.53          0.74         0.71         0.61
Return on equity (3)........................        5.21         5.26          8.12         6.69         4.92
Interest rate spread (4) ...................        5.18         4.87          4.43         3.72         3.62
Net yield on interest-earning assets (5)....        5.40         5.09          4.67         4.10         4.06
Other expenses to average assets ...........        4.17         3.80          3.50         3.48         3.30
Net interest income to other expenses.......        1.19x        1.24x         1.24x        1.13x        1.16x
Equity-to-assets (6)........................       11.23        10.90          9.56         8.64%       12.08%
Average equity to average total assets......       11.28        10.04          9.05        10.63        12.37
Average interest-earning assets to average
   interest-bearing liabilities.............        1.08x        1.06x         1.06x        1.07x        1.09x
Non-performing assets to total assets.......        2.56%        1.83%         1.60%        1.60%         .72%
Non-performing loans to total loans.........        1.24         1.07          1.21         1.97          .86
Loan loss allowance to total loans, net.....        0.77         0.65          0.65          .72          .81
Loan loss allowance to non-performing loans.       62.26        60.77         53.83        36.77        94.18
Net charge-offs to average loans ...........        0.33         0.51          0.40          .08          .04
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

                                              Average Balance Sheet*/Yield Analysis

                                                                                Year Ended June 30,
                                             ---------------------------------------------------------------------------------------
                                                         2004                          2003                          2002
                                             ---------------------------   ---------------------------   ---------------------------
                                             Average              Yield/   Average              Yield/   Average              Yield/
                                             Balance   Interest    Cost    Balance   Interest    Cost    Balance   Interest    Cost
                                             -------   --------   ------   -------   --------   ------   -------   --------   ------
                                                                               (Dollars in thousands)
Assets:
Interest-earning assets:
   Interest-earning deposits .............   $ 3,919     $   40    1.02%   $ 4,452    $   66     1.48%   $ 3,528    $   77     2.17%
   Investment securities (1) .............     2,424        117    4.83      4,004       202     5.05      5,360       272     5.07
   Loans receivable (2)(3) ...............    48,843      4,360    8.93     50,976     4,785     9.39     53,487     5,241     9.80
   Stock in FHLB of Indianapolis .........     1,142         53    4.64      1,104        64     5.78      1,100        72     6.57
                                             -------     ------            -------    ------             -------    ------
     Total interest-earning assets .......    56,328      4,570    8.11     60,536     5,117     8.45     63,475    $5,662     8.92
                                                         ------                       ------                        ------
Non-interest earning assets, net of
   allowance for loan losses and including
   unrealized gain (loss) on securities
   available for sale ....................     5,131                         4,815                         4,543
                                             -------                       -------                       -------
     Total assets ........................   $61,459                       $65,351                       $68,018
                                             =======                       =======                       =======
Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Savings accounts ......................   $ 5,151         23    0.45%   $ 4,926        45     0.91%   $ 4,322        83     1.93%
   NOW and money market accounts .........     5,578         42    0.75      5,411        52     0.96      4,977        87     1.75
   Certificates of deposit ...............    25,806        814    3.15     29,049     1,074     3.70     31,562     1,520     4.82
   FHLB advances and other borrowings ....    15,600        647    4.15     17,583       868     4.94     19,251     1,007     5.23
                                             -------     ------            -------    ------             -------    ------
     Total interest-bearing liabilities ..    52,135      1,526    2.93     56,969     2,039     3.58     60,112     2,697     4.49
                                                         ------                       ------                        ------

Other liabilities ........................     2,394                         1,817                         1,749
                                             -------                       -------                       -------
     Total liabilities ...................    54,529                        58,786                        61,861
                                             -------                       -------                       -------
Stockholders' equity .....................     6,968                         6,673                         6,306
Net unrealized gain/(loss) on securities
   available for sale ....................       (38)                         (110)                         (149)
                                             -------                       -------                       -------
     Total stockholders' equity ..........     6,930                         6,563                         6,157
                                             -------                       -------                       -------
     Total liabilities and
         stockholders' equity ............   $61,459                       $65,349                       $68,018
                                             =======                       =======                       =======
Net interest-earning assets ..............   $ 4,193                       $ 3,567                       $ 3,363
                                             =======                       =======                       =======
Net interest income ......................              $ 3,044                      $ 3,078                       $ 2,965
                                                        =======                      =======                       =======
Interest rate spread .....................                         5.18                          4.87                          4.43
Net yield on weighted average
   interest-earning assets ...............                         5.40                          5.09                          4.67
Average interest-earning assets to
   average interest-bearing liabilities ..    108.04%                       106.26%                       105.59%
-----------------
*    Average  balances are computed using  beginning and ending balances of each of the four quarters included in the fiscal year.
(1)  Yields for mortgage-backed  securities and other investments  available for sale are computed based upon amortized cost.
(2)  Non-accruing loans have been included in average balances.
(3)  Includes loan fees, which amounts are not material.


                         Interest Rate Spread Analysis

                                                                   Year Ended June 30,
                                                At June 30,    ----------------------------
                                                   2004        2004        2003        2002
                                                -----------    ----        ----        ----
Weighted average interest rate earned on:
   Interest-earning deposits................        1.34%      1.02%       1.48%       2.17%
   Investment securities....................        5.25       4.83        5.05        5.07
   Loans receivable.........................        8.62       8.93        9.39        9.80
   Stock in FHLB of Indianapolis............        4.50       4.64        5.78        6.57
     Total interest-earning assets..........        7.97       8.11        8.45        8.92

Weighted average interest rate cost of:
   Savings accounts.........................        0.25       0.45        0.91        1.93
   NOW and money market accounts............        0.52       0.75        0.96        1.75
   Certificates of deposit..................        3.10       3.15        3.70        4.82
   FHLB advances and other borrowings.......        3.36       4.15        4.94        5.23
     Total interest-bearing liabilities.....        2.55       2.93        3.58        4.49

Interest rate spread (1)....................        5.42       5.18        4.87        4.43
Net yield on weighted average
   interest-earning assets (2)..............                   5.40        5.09        4.67
-----------------------
(1)  Interest rate spread is calculated by subtracting weighted average interest rate cost  from  weighted  average  interest  rate  earned  for the  period indicated.  Interest rate spread figures must be considered in light of the
     relationship   between   the   amounts  of   interest-earning   assets  and
     interest-bearing liabilities.
(2)  The net yield on weighted average  interest-earning assets is calculated by dividing net interest income by weighted  average  interest-earning  assets for the period indicated.  No net yield percentage is presented at June 30,
     2004, because the computation of net yield is applicable only over a period rather than at a specific date.


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

                                 Rate/Volume Analysis

                                                    Increase (Decrease) in Net Interest Income
                                                    ------------------------------------------
                                                        Due to      Due to      Total Net
                                                        Volume       Rate        Change
Year ended June 30, 2004 compared to                   --------    --------     ---------
   Year ended June 30, 2003                                  (Dollars in thousands)
------------------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits.........................    $  (7)      $ (19)       $ (26)
   Investment securities.............................      (77)         (8)         (85)
   Loans receivable..................................     (196)       (229)        (425)
   Stock in FHLB of Indianapolis.....................        2         (13)         (11)
                                                         -----       -----        -----
     Total...........................................     (278)       (269)        (547)
Interest-bearing liabilities:
   Savings accounts..................................        2         (24)         (22)
   NOW and money market accounts.....................        2         (12)         (10)
   Certificates of deposit...........................     (112)       (148)        (260)
   FHLB advances and other borrowings................      (91)       (130)        (221)
                                                         -----       -----        -----
     Total...........................................     (199)       (314)        (513)
                                                         -----       -----        -----
Change in net interest income........................    $ (79)      $  45        $ (34)
                                                         =====       =====        =====

Year ended June 30, 2003 compared to
   Year ended June 30, 2002
------------------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits.........................    $  17       $ (28)       $ (11)
   Investment securities.............................      (68)         (2)         (70)
   Loans receivable..................................     (241)       (215)        (456)
   Stock in FHLB of Indianapolis.....................       --          (8)          (8)
                                                         -----       -----        -----
     Total...........................................     (292)       (253)        (545)
Interest-bearing liabilities:
   Savings accounts..................................       10         (48)         (38)
   NOW and money market accounts.....................        7         (42)         (35)
   Certificates of deposit...........................     (114)       (332)        (446)
   FHLB advances and other borrowings................      (84)        (55)        (139)
                                                         -----       -----        -----
     Total...........................................     (181)       (477)        (658)
                                                         -----       -----        -----
Change in net interest income........................    $(111)      $ 224        $ 113
                                                         =====       =====        =====

Year ended June 30, 2002 compared to
   Year ended June 30, 2001
------------------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits.........................    $  46       $ (79)       $ (33)
   Investment securities.............................     (116)        (59)        (175)
   Loans receivable..................................      169         (59)         110
   Stock in FHLB of Indianapolis.....................       11         (15)          (4)
                                                         -----       -----        -----
     Total...........................................      110        (212)        (102)
                                                         -----       -----        -----
Interest-bearing liabilities:
   Savings accounts..................................       10         (30)         (20)
   NOW and money market accounts.....................       25         (37)         (12)
   Certificates of deposit...........................       35        (363)        (328)
   FHLB advances and other borrowings................       (6)       (147)        (153)
                                                         -----       -----        -----
     Total...........................................       64        (577)        (513)
                                                         -----       -----        -----
Change in net interest income........................    $  46       $ 365        $ 411
                                                         =====       =====        =====


Critical Accounting Policies

     Below and in the notes to the consolidated financial statements presented on pages F-6 through F-8 of the Annual Report to Shareholders for the year ended June 30, 2004, is a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of foreclosed assets and real estate acquired for development and the accounting for investment securities.

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


Changes in Financial Position and Results of Operations - Year Ended June 30, 2004, Compared to Year Ended June 30, 2003:

     General. Company earnings are primarily dependent upon, and driven by net interest income, which is the difference between interest income and interest expense. The Company's prosperity is generally, yet not completely, determined by how much loan and investment revenue exceeds deposit and borrowing costs. During most of 2004, the volume of earning assets decreased while the yield earned on these assets also decreased. Consequently, much less loan and investment interest income was earned in 2004 than in 2003. However, due to the prolonged period of low market interest rates, interest expense for deposits and borrowings also experienced a remarkable decrease. The end result was a small reduction in net interest income, despite large changes in the components that generate net interest income.

     Weak credits originated in prior years, combined with lingering effects of a soft economy produced a continuation of costly delinquent loans and repossession activity in fiscal 2004. In addition to the direct costs of acquiring, repairing and disposing of repossessed property, the cost of holding large amounts of non-earning assets also had an adverse impact on the bottom line. At June 30, 2004 repossessed property totaled nearly $1.0 million and another $636,000 was invested in non-performing loans.

     Net income was also adversely impacted by investment losses for the second consecutive year. Recovery of prior year tax benefits plus tax benefits generated in 2004 combined to substantially reduce income tax expense for the year. Management believes that recognition of impairment on certain equity securities was consistent with generally accepted accounting guidance and was simply the right thing to do. Although future performance is uncertain, management believes remaining equity securities are unlikely to experience future losses of similar magnitude.

     Net income of $361,000 was earned for the year ended June 30, 2004. This 4.8% increase compares to net income of $345,000 for the year ended June 30, 2003. The return on average assets for 2004 was .59%, compared to .53% for 2003. The return on average equity was 5.21% for the year ended June 30, 2004, compared to 5.26% for the year ended June 30, 2003. The Company reported $.28 basic and $.27 diluted earnings per share for the year ended June 30, 2004 compared to $.27 basic and diluted earnings per share for the prior year.

     Assets. Total assets increased due to a rise in mortgage loan production during the fourth quarter. The increase in new loans coincided with a new marketing plan and more competitive loan rates. Efforts to restructure balance sheet liabilities were rewarded with an increase in lower-costing deposits and low-rate long-term borrowings. The shift in cost and composition of liabilities provided a welcome opportunity to increase loan production volume and quality without unacceptable exposure to interest rate changes.

     At June 30, 2004,  assets  increased  $1,755,000,  or 2.8% to  $63,426,000, compared to $61,671,000 at June 30, 2003. Cash and cash equivalents decreased $977,000 or 21.2%, to $3,635,000 at year-end 2004, compared to $4,612,000 a year earlier. Investment securities available for sale decreased $431,000 or 15.0% to $2,438,000 at June 30, 2004, compared to $2,869,000 at June 30, 2003. This decrease reflected a $178,000 write-down of impaired equity securities and prepayments on mortgage-backed securities. Real estate acquired for development decreased $99,000 or 18.4% to $439,000 due to land sales during the year by the Bank's service corporation, BSF, Inc.

     Total loans increased $2,301,000 or 4.7% during fiscal 2004. At June 30, 2004, total loans were $51,117,000 compared to $48,816,000 at prior year-end June 30, 2003. Loans increased during the fourth quarter in response to effective advertising and a decision to offer competitive mortgage loan rates.

     Because all loans are traditionally retained on the Bank's balance sheet, management is cautious about originating large amounts of lower earning assets that may remain on the balance sheet long after market rates return to higher levels. However, efforts to manage liabilities produced an increase in core deposit balances, less dependence on volatile certificates of deposit, and low long-term rates on borrowed funds. Although risks associated with lower-rate long-term loans clearly remain, management believes that liability restructuring has moderated these risks to acceptable levels.

     At year-end, stock in the FHLB of Indianapolis stood at $1,170,000 for 2004 and $1,115,000 for 2003. Net premises and equipment increased $89,000 or 4.4%, to $2,120,000 at June 30, 2004 compared to $2,031,000 at June 30, 2003.
Foreclosed real estate and repossessed assets increased $382,000 to $990,000 compared to $608,000 at June 30, 2003. The total at June 30, 2004 consisted of fourteen residences with real estate and fourteen mobile or modular homes.

     Average assets decreased $3,892,000 or 6.0%, to $61,459,000 for the year ended June 30, 2004, compared to $65,351,000 for the prior year ended June 30, 2003. Average interest-earning assets decreased $4,208,000 or 7.0%, to $56,328,000 for the year ended June 30, 2004 and represented 91.7% of average assets. Half of this decrease was due to average loans which decreased $2,133,000 or 4.2%, to $48,843,000 for the year ended June 30, 2004, compared to
$50,976,000 for the year ended June 30, 2003. Average Federal Home Loan Bank stock increased 3.4% to $1,142,000 for the year ended June 30, 2004. The average balance of investment securities decreased $1,580,000 or 39.5%, to $2,424,000, and average interest-earning deposit balances decreased $533,000 or 12.0%, to $3,919,000 for the year ended June 30, 2004.

     Liabilities and Stockholders' Equity. Deposits increased $357,000 or 0.9%. Total deposits were $38,896,000 at June 30, 2004 and $38,539,000 at June 30, 2003. Certificates of deposit decreased $1,120,000 or 4.2% to $25,575,000 at June 30, 2004, compared to $26,695,000 at June 30, 2003. Transaction accounts decreased $108,000 or 1.9%, to $5,522,000 at June 30, 2004, compared to
$5,630,000 at June 30, 2003. Passbook and statement savings deposits increased $460,000 or 9.2% to $5,448,000 at June 30, 2004, compared to $4,988,000 at June
30, 2003. In addition, money market deposits increased $1,126,000 or 91.9% to $2,351,000 at June 30, 2004.

     In addition to deposits, FHLB advances are an important source of both short-term and long-term funding for the Bank. The level of FHLB advances increased $1,000,000 or 6.3% to $17,000,000 at June 30, 2004.

     Average liabilities decreased $4,257,000 or 7.2%, to $54,529,000 for the year ended June 30, 2004, compared to $58,786,000 for the year-ended June 30, 2003. Average interest-bearing liabilities decreased $4,834,000 or 8.5%, to $52,135,000 for the year ended June 30, 2004. The decrease was primarily due to a decrease in average certificates of deposit. Average certificates of deposit decreased $3,243,000 or 11.2% to $25,806,000 for the year ended June 30, 2004, compared to $29,049,000 for the year ended June 30, 2003.

     Average NOW and money management accounts increased $167,000 or 3.1% to $5,578,000 for the year ended June 30, 2004 compared to $5,411,000 for the year ended June 30, 2003. Average FHLB advances and other borrowings decreased $1,983,000 or 11.3% to $15,600,000 for the year ended June 30, 2004, compared to
$17,583,000 for the prior year ended June 30, 2003.

     Stockholders' equity increased $404,000 or 6.0%, to $7,125,000 at June 30, 2004, compared to $6,721,000 at June 30, 2003. Factors impacting total stockholders' equity during the year were cash dividends of $.12 per share, net income, an $88,000 net increase in the market value of securities available for sale, and the amortization of costs associated with stock-based employee benefit plans. Net income added $361,000 to equity while cash dividends paid amounted to $143,000 in fiscal year 2004. Amortization of employee stock ownership and RRP plans contributed $98,000 to the increase in stockholders' equity.

     The Company's book value per share increased $.29 or 5.8% to $5.25 at June 30, 2004 based on 1,356,050 shares outstanding. A year earlier, book value per share was $4.96 with the same 1,356,050 shares outstanding.

     Net Interest Income. Net interest income before the provision for loan losses decreased $34,000 or 1.1% to $3,044,000 for the year ended June 30, 2004, compared to $3,078,000 for the year ended June 30, 2003. Influencing net interest income were interest rate changes on rate-sensitive assets and liabilities during 2004 and average balance increases or decreases applicable to the rate-sensitive portion of the balance sheet.

     Interest from loans fell $426,000 or 8.9% to $4,360,000 for the year-ended June 30, 2004, compared to $4,786,000 for the year-ended June 30, 2003. Loan revenue declined primarily due to a lower weighted average yield earned on loans during the year. A lower average balance of loans receivable in 2004 also contributed to the decrease. During the fourth quarter ended June 30, 2004, total loans increased for the first time in six quarters and exceeded the year-end balance reported a year earlier.

     Other earning assets also generated less income in 2004 than in 2003. This decrease resulted from a decline in the average balance of investments securities and lower average yields earned on Federal Home Loan Bank stock and interest-earning deposits. Income from these three sources decreased $122,000 or 36.8% to $210,000 for fiscal year 2004.

     At June 30, 2004, investment securities included a balance of $155,000 in equity securities, some of which earn dividends. Equity securities totaled $133,000 at June 30, 2003. Dividend income on FHLB stock totaled $53,000 for the year ended June 30, 2004, compared to $64,000 for the year ended June 30, 2003; a decrease of $11,000 or 17.2%. The decrease can be attributed to a reduction in the dividend yield in 2004 compared to a year earlier. The combined weighted average yield on the balance of interest-earning assets outstanding for the year ended June 30, 2004 decreased to 8.11%, compared to 8.45% for the prior year ended June 30, 2003.

     Total interest expense decreased $513,000 or 25.2% compared to a year earlier. For the most part, lower market interest rates led to the decline in interest expense, which nearly matched the drop in interest income. A lower-costing deposit mix and lower average balances of borrowed funds also contributed to lower interest expense.

     Interest expense on deposits decreased $292,000 or 24.9%, to $879,000 for the year ended June 30, 2004, compared to $1,171,000 for the year ended June 30, 2003. The change was the result of a decrease in the weighted average rate paid on all deposit categories compared to the same period a year earlier. The average cost of deposits decreased to 2.41% for the year ended June 30, 2004, compared to 3.05% for the year ended 2003.

     Interest expense on borrowings decreased by $221,000 or 25.5%, to $647,000 for the year ended June 30, 2004, compared to $868,000 for the year ended June 30, 2003. The decrease was the result of both a decrease in the average balance of borrowings outstanding and a decrease in the average cost of FHLB advances. The combined weighted average rate paid on deposits and borrowings was 2.93% for the year ended June 30, 2004, compared to 3.58% for the prior year.

     The Company's interest rate spread increased 31 basis points to 5.18% for the year ended June 30, 2004, compared to 4.87% for the year ended June 30, 2003. The net interest margin increased to 5.40% for the year ended June 30, 2004, compared to 5.09% for the year ended June 30, 2003. The increases in interest rate spread and net interest margin were the result of a decrease in the average cost of deposits and borrowings for 2004 compared to 2003.

     Provisions for Loan Losses. For the year ended June 30, 2004, the Bank provided $240,000 for loan losses. During the prior year, provisions of $230,000 were made. The allowance for loan losses increased $80,000 or 25.3% to $396,000, which was .78% of net loans at June 30, 2004. A year earlier, the allowance for loan losses totaled $316,000 or .65% of net loans. The allowance for loan losses at June 30, 2004 was 62.3% of non-performing loans compared to 60.8% as of June 30, 2003. See "--- Non-Performing and Problem Assets."

     Periodic provisions to loan loss allowances reflect management's view of risk in the Bank's entire loan portfolio due to a number of dynamic factors. Management considered the allowance for loan losses at June 30, 2004 to be adequate to cover estimated losses inherent in the loan portfolio at that date. This judgment was influenced by the fact that a majority of the Bank's loan portfolio is comprised of residential mortgage loans, which generally possess a lower risk profile than most other types of loans. At June 30, 2004, residential mortgage loans (including Combo Loans) represented 67.29% of gross loans receivable. See "---Lending Activities". In evaluating the appropriate level of the Bank's allowance for loan losses, management also considers general economic conditions, historical net charge-offs and other factors such as the size, condition and characteristics of the loan portfolio. In this evaluation process, consideration is also given to the volume and composition of loan portfolio growth as well as the level of allowances maintained by peers.

     Non-interest Income. Non-interest income decreased $68,000 or 51.9% to $63,000 for the year ended June 30, 2004, from $131,000 for the year ended June 30, 2003. Non-interest income in both fiscal years 2004 and 2003 were lower as the result of charges to recognize deteriorated market value of equity securities. Investment securities sold or written-down during the twelve months ended June 30, 2004 resulted in loss of $180,000, compared to loss of $178,000 for the twelve months ended June 30, 2003.

     BSF Inc., the Bank's service corporation subsidiary ("BSF"), was organized in 1989 and has historically engaged in the purchasing and developing of large tracts of real estate for residential use. Management has utilized the sale of lots to provide home financing opportunities for the Bank and an additional source of income for the Company as a whole. The level of income from BSF fluctuates widely since it is primarily dependent on the volume of lots sold, and profits on residential properties. Gain on sale of real estate acquired for development decreased $40,000 or 57.1% to $30,000 for 2004, compared to $70,000 in 2003.

     Net operating losses of $60,000 were recognized during the year ended June 30, 2004 on the Bank's investment in Cunot Apartments, L.P., compared to recognized losses of $58,000 during the year ended June 30, 2003. Additionally, income from service charges on deposit accounts decreased $18,000 or 8.3% to $200,000 for the twelve months ended June 30, 2004, compared to $218,000 for the twelve months ended June 30, 2003.

     Non-interest Expense. Non-interest expense increased $79,000 or 3.2% to $2,562,000 for the year ended June 30, 2004, compared to $2,483,000 for the year ended June 30, 2003. An increase in foreclosure and repossession activity contributed to the overall increase in non-interest expense. Costs of handling problem assets continued to consume increasing amounts of Company resources. The net cost to acquire, repair and dispose of repossessed loan collateral more than doubled to $229,000 for 2004, compared to $113,000 for 2003.

     With adjustments to underwriting standards implemented over the past two years and success attracting lower risk-profile borrowers, management believes an improvement in overall loan quality will lead to fewer problem assets, and related costs, in years to come. However, it is uncertain when the costs of dealing with weaker credits already in the portfolio will cease to have a significant adverse impact on Company financial results.

     Legal and other professional fees increased $82,000 or 75.9% to $190,000 for the year ended June 30, 2004, compared to $108,000 for the year ended June 30, 2003. Some of this increase resulted from contracted services that fluctuate with loan origination volume, which realized an overall increase in 2004. Management expects the cost for professional advice and services required to comply with SEC, NASDAQ and OTS laws and regulations to increase in 2005 and beyond.

     Salaries and employee benefits decreased $27,000 or 2.1% to $1,254,000 for the year ended June 30, 2004, compared to $1,281,000 for the year ended June 30, 2003. Net occupancy expense decreased $30,000 or 19.3% to $125,000. Equipment expenses decreased $19,000 or 20.0% to $76,000 for 2004, compared to $95,000 for 2003. In addition, computer processing fees decreased $17,000 or 6.6% to $241,000 for the twelve-month period ended June 30, 2004, compared to $258,000 for the same period a year earlier. Decreases in these expense items partially offset the overall increase in non-interest expense.

     Income Tax Expense. The Company realized a $57,000 tax benefit for fiscal year 2004 compared to a tax expense of $152,000 for fiscal year 2003. During third quarter 2004, corporate tax liability was reduced $68,000 through the elimination of previously established deferred tax asset valuation reserves. That, combined with lower pre-tax income and tax benefits of capital losses recognized during fiscal 2004, resulted in a $209,000 decrease in tax expense compared to 2003. Income tax credits related to the Bank's investment in low-income housing Cunot Apartments, L.P., reduced income tax expense by approximately $107,000 in both fiscal years 2004 and 2003.


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

     Stockholders' equity increased $340,000 or 5.3%, to $6,721,000 at June 30, 2003, compared to $6,381,000 at June 30, 2002. Factors impacting total stockholders' equity during the year were cash dividends, net income, and an increase in the market value of investment securities. Net income added $345,000 to equity while cash dividends paid amounted to $143,000 in fiscal year 2003. Amortization of employee stock ownership plans contributed $79,000 to the increase in stockholders' equity. A decrease in unrealized losses on securities available for sale increased stockholders' equity by $59,000.

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

     At June 30, 2003, investment securities included a balance of $133,000 in equity securities, some of which earn dividends. Equity securities totaled $522,000 at June 30, 2002. Dividend income on FHLB stock totaled $64,000 for the year ended June 30, 2003, compared to $72,000 for the year ended June 30, 2002; a decrease of $8,000 or 11.1%. The decrease can be attributed to a reduction in the dividend yield in 2003 compared to a year earlier. The combined weighted average yield on the balance of interest-earning assets outstanding for the year ended June 30, 2003 decreased to 8.45%, compared to 8.92% for the prior year ended June 30, 2002.

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

     An increase in foreclosure activity contributed to the overall increase in non-interest expense. The net cost to acquire, repair and dispose of repossessed loan collateral increased 73.0% to $113,000 for 2003, compared to $75,000 in 2002. Several non-recurring expenses related to a computer conversion in early fiscal 2003, including $43,000 in one-time software licensing fees, also contributed to higher overhead expense. Decreases in advertising and net occupancy expense partially offset the overall increase in non-interest expense.

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


Impact of Accounting Changes

     In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires that the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of operations of the Company.

     In March 2004, the FASB's Emerging Issues Task Force reached a consensus of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The adoption of this EITF did not have a material effect on the consolidated financial position or results of operation of the Company.


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

     At June 30, 2004, it was estimated that the Bank's NPV would decrease 8.7% and 34.6% in the event of 100 and 300 basis point increases in market interest rates respectively. It was estimated that the same 100 and 300 basis point increases in market interest rates would have caused NPV to decrease 2.1% and 12.4% respectively at June 30, 2003. The Bank's NPV at June 30, 2004 would increase 4.5% in the event of a 100 basis point decrease in market rates. A year earlier, a 100 basis point decrease in market rates would have increased NPV 2.5%.

     Presented below, as of June 30, 2004 and 2003, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained shifts in market interest rates.


                                  June 30, 2004
                     Net Portfolio Value Summary Performance

                                                          NPV as % of
                                                      Present Value (PV)
                      Net Portfolio Value                 of Assets
  Change      ---------------------------------    -----------------------
 In Rates     $ Amount     $ Change    % Change    NPV Ratio       Change
 --------     --------     --------    --------    ---------      --------
              (Dollars in thousands)
 +300 bp*      $ 7,145     $(3,776)    (34.58)%    11.39%         (485) bp
 +100 bp         9,968        (953)     (8.73)     15.12          (112) bp
    0 bp        10,921           0       0.00      16.24             --
 -100 bp        11,416         495       4.53      16.73            49  bp

          Interest Rate Risk Measures:   200 Basis Point Rate Shock
    Pre-Shock NPV Ratio:  NPV as % of PV of Assets....................   16.24%
    Exposure Measure:  Post-Shock NPV Ratio...........................   13.43%
    Sensitivity Measure:  Change in NPV Ratio.........................   282 bp



                                  June 30, 2003
                     Net Portfolio Value Summary Performance

                                                          NPV as % of
                                                      Present Value (PV)
                      Net Portfolio Value                 of Assets
  Change      ---------------------------------    -----------------------
 In Rates     $ Amount     $ Change    % Change    NPV Ratio       Change
 --------     --------     --------    --------    ---------      --------

 +300 bp*      $ 8,766     $(1,240)    (12.39)%    13.88%         (120) bp
 +100 bp         9,801        (205)     (2.05)     14.96           (12) bp
    0 bp        10,006           0       0.00      15.08             --
 -100 bp        10,252         246       2.46      15.24            16  bp

          Interest Rate Risk Measures:   200 Basis Point Rate Shock
    Pre-Shock NPV Ratio:  NPV as % of PV of Assets....................   15.08%
    Exposure Measure:  Post-Shock NPV Ratio...........................   14.67%
    Sensitivity Measure:  Change in NPV Ratio.........................    41 bp
----------------
* Basis points.


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


Item 8B. Other Information.

     There is no information required to be reported on Form 8-K but not yet reported.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this item with respect to directors and executive officers is incorporated by reference to pages 3 through 5 of the Holding Company's Proxy Statement for its 2004 Shareholder Annual Meeting (the "2004 Proxy Statement"). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to page 9 of the 2004 Proxy Statement.

     The Company has a separate Audit Committee. Its members are Stephen Parrish, Tad Wilson, and John T. Gillaspy.

     The Board of Directors of the Company has determined that the Company does not have an "audit committee financial expert," as defined in 12 CFR Section 228.401(e)(2), serving on its Audit Committee. The Board has selected Audit Committee members based on the Board's determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company's financial statements.

     The Company has adopted a Code of Ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the Company's 2003 Annual Report on Form 10-KSB.


Item 10. Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 6 and 7 of the 2004 Proxy Statement.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is incorporated by reference to pages 1 through 5 of the 2004 Proxy Statement.

Equity Compensation Plan Information

     The following table provides the information about the Holding Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of June 30, 2004.

                                                                                         Number of securities
                                                                                        remaining available for
                                                                                         future issuance under
                                    Number of securities         Weighted-average         equity compensation
                                 to be issued upon exercise      exercise price of            plans as of
                                   of outstanding options,          outstanding              June 30, 2004
                                  warrants and rights as of      options, warrants       (excluding securities
                                        June 30, 2004               and rights         reflected in column (a))
Plan category                                (a)                        (b)                        (c)
-------------------------------  ---------------------------     -----------------     ------------------------
Equity compensation plans
  approved by security holders:
    Home Financial Bancorp
      Stock Option Plan........            79,800                     $4.24                    122,570
Equity compensation plans not
  approved by security holders.                --                        --                         --

Total .........................            79,800                     $4.24                    122,570



Item 12. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 8 of the 2004 Proxy Statement.


Item 13. Exhibits.

     The Holding Company's financial statements appear in a separate section of this Annual Report on Form 10-KSB beginning on the pages referenced below:

     Financial Statements                                               Page No.
     --------------------                                               --------

     Independent Auditor's Report                                          F-1

     Consolidated Balance Sheets at June 30, 2004 and 2003                 F-2

     Consolidated Statement of Income for the Years Ended
          June 30, 2004, 2003 and 2002                                     F-3

     Consolidated Statement of Stockholders' Equity
          for the Years Ended June 30, 2004, 2003 and 2002                 F-4

     Consolidated Statement of Cash Flows for the Years Ended
          June 30, 2004, 2003 and 2002                                     F-5

     Notes to Consolidated Financial Statements                            F-6


     The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

     All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.


Item 14. Principal Accountant Fees and Service.

     The information required by this item is incorporated by reference to pages 8 and 9 of the 2004 Proxy Statement.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.


                                        HOME FINANCIAL BANCORP


Date: September 9, 2004                 By: /s/ Kurt D. Rosenberger
                                            ------------------------------------
                                            Kurt D. Rosenberger, President and
                                               Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kurt D. Rosenberger                                 September 9, 2004
--------------------------------------------------
Kurt D. Rosenberger
President, Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Gary M. Monnett                                     September 9, 2004
--------------------------------------------------
Gary M. Monnett
Executive Vice President, Chief Financial
Officer and Director (Principal Financial Officer)

/s/ John T. Gillaspy                                    September 9, 2004
--------------------------------------------------
John T. Gillaspy, Director

/s/ Stephen Parrish                                     September 9, 2004
--------------------------------------------------
Stephen Parrish, Director

/s/ Robert W. Raper                                     September 9, 2004
--------------------------------------------------
Robert W. Raper, Vice Chairman

/s/ Frank R. Stewart                                    September 9, 2004
--------------------------------------------------
Frank R. Stewart, Chairman

/s/ Tad Wilson                                          September 9, 2004
--------------------------------------------------
Tad Wilson, Director

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

    10(3)      Employment  Agreement  between Owen Community Bank, s.b. and Kurt
               D. Rosenberger, dated July 1, 1999, and Amendment thereto dated December 17, 2002, are incorporated by reference to Exhibit 10(3) to the Report on Form 10-KSB for the year ended June 30, 2003.

    10(4)      Employment  Agreement  between Owen Community Bank, s.b. and Gary
               M. Monnett, dated December 17, 2002, is incorporated by reference to Exhibit 10(4) to the Report on Form 10-KSB for the year ended June 30, 2003.

    10(5)      Employment  Contract  between Owen Community Bank, s.b. and Frank
               R. Stewart,  dated July 1, 1999, is  incorporated by reference to
               Exhibit 10(5) to the Report on Form 10-KSB for the year ended June 30, 2003.

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

    23         Consent of Independent Auditor

    31(1)      Certification required by 17 C.F.R. Section 240.13a-14(a).

    31(2)      Certification required by 17 C.F.R. Section 240.13a-14(a).

    32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1) - 10(7).

             Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
Home Financial Bancorp
Spencer, Indiana


We have audited the accompanying consolidated balance sheets of Home Financial Bancorp as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Financial Bancorp as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/ BKD, LLP

Indianapolis, Indiana
August 6, 2004


                             Home Financial Bancorp
                           Consolidated Balance Sheets
                             June 30, 2004 and 2003


Assets

                                                                                 2004                  2003
                                                                         --------------------- ---------------------
    Cash                                                                   $        818,890      $        372,753
    Short-term interest-bearing deposits                                          2,816,208             4,239,305
                                                                           ----------------      ----------------
               Total cash and cash equivalents                                    3,635,098             4,612,058
    Investment securities - available for sale                                    2,438,445             2,868,964
    Loans, net of allowance for loan losses of $395,923 and
       $316,418                                                                  50,721,150            48,499,586
    Real estate acquired for development                                            438,771               537,654
    Premises and equipment                                                        2,120,358             2,031,132
    Federal Home Loan Bank of Indianapolis stock                                  1,169,600             1,114,500
    Interest receivable                                                             347,400               380,163
    Other assets                                                                  2,555,591             1,626,551
                                                                           ----------------      ----------------

               Total assets                                                $     63,426,413      $     61,670,608
                                                                           ================      ================

Liabilities
    Deposits
        Noninterest-bearing                                                $      2,413,553      $      2,154,824
        Interest-bearing deposits                                                36,482,892            36,383,786
                                                                           ----------------      ----------------
               Total deposits                                                    38,896,445            38,538,610
    Borrowings                                                                   17,000,000            16,000,000
    Other liabilities                                                               404,274               410,691
                                                                           ----------------      ----------------
               Total liabilities                                                 56,300,719            54,949,301
                                                                           ----------------      ----------------

Commitments and Contingencies

Stockholders' Equity
    Preferred stock, without par value
        Authorized and unissued - 2,000,000 shares
    Common stock, without par value
        Authorized - 5,000,000 shares
        Issued and outstanding - 1,356,050 shares                                 3,059,159             3,059,159
    Additional paid-in capital                                                      235,918               188,065
    Retained earnings                                                             3,918,668             3,700,469
    Unearned compensation                                                           (32,886)              (47,407)
    Unearned ESOP shares                                                            (59,947)              (95,784)
    Accumulated other comprehensive income (loss)                                     4,782               (83,195)
                                                                           ----------------      ----------------
               Total stockholders' equity                                         7,125,694             6,721,307
                                                                           ----------------      ----------------

               Total liabilities and stockholders' equity                  $     63,426,413      $     61,670,608
                                                                           ================      ================



See Notes to Consolidated Financial Statements




                                                        Home Financial Bancorp
                                                   Consolidated Statements of Income
                                               Years Ended June 30, 2004, 2003 and 2002


                                                                 2004                2003               2002
                                                          -----------------------------------------------------------
      Interest Income
          Loans                                             $     4,360,101    $     4,785,665     $     5,241,512
          Deposits with financial institutions                       39,789             66,028              76,525
          Investment securities                                     116,897            202,016             272,030
          Federal Home Loan Bank stock                               53,056             63,786              72,231
                                                            ---------------    ---------------     ---------------
                 Total interest and dividend income               4,569,843          5,117,495           5,662,298
                                                            ---------------    ---------------     ---------------

      Interest Expense
          Deposits                                                  879,416          1,171,178           1,690,468
          Federal Home Loan Bank advances                           646,736            867,658             988,754
          Other interest expense                                         --                269              17,749
                                                            ---------------    ---------------     ---------------
                 Total interest expense                           1,526,152          2,039,105           2,696,971
                                                            ---------------    ---------------     ---------------

      Net Interest Income                                         3,043,691          3,078,390           2,965,327
          Provision for loan losses                                 240,000            230,000             167,000
                                                            ---------------    ---------------     ---------------

      Net Interest Income After Provision for Loan Losses         2,803,691          2,848,390           2,798,327
                                                            ---------------    ---------------     ---------------

      Other Income
          Service charges on deposit accounts                       199,553            218,272             219,281
          Gain on sale of real estate acquired for
            development                                              29,820             69,737              77,640
          Net loss on available-for-sale securities                (179,829)          (178,494)            (46,268)
          Equity in losses of limited partnership                   (60,000)           (58,239)            (56,000)
          Other income                                               73,750             80,216              39,445
                                                            ---------------    ---------------     ---------------
                 Total other income                                  63,294            131,492             234,098
                                                            ---------------    ---------------     ---------------

      Other Expenses
          Salaries and employee benefits                          1,253,601          1,280,515           1,215,728
          Net occupancy expenses                                    125,282            155,317             171,022
          Equipment expenses                                         76,105             95,171              96,854
          Computer processing fees                                  240,487            257,943             247,002
          Printing and office supplies                               53,445             49,954              50,161
          Legal and professional fees                               189,720            108,101             189,035
          Director and committee fees                                57,600             51,000              60,650
          Advertising expense                                        54,249             33,361              45,804
          Repossessed property expense                              229,386            112,990              74,529
          Other expenses                                            282,560            338,438             233,483
                                                            ---------------    ---------------     ---------------
                 Total other expenses                             2,562,435          2,482,790           2,384,268
                                                            ---------------    ---------------     ---------------

      Income Before Income Tax                                      304,550            497,092             648,157
          Income tax expense (benefit)                              (56,948)           152,217             147,670
                                                            ---------------    ---------------     ---------------

      Net Income                                            $       361,498    $       344,875     $       500,487
                                                            ===============    ===============     ===============

      Net Income Per Share
          Basic                                             $           .28    $           .27                 .39
          Diluted                                                       .27                .27                 .39



See Notes to Consolidated Financial Statements




                                       F-3

                             Home Financial Bancorp
                 Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 2004, 2003 and 2002

                                                                                Additional                              Unearned
                                                            Common Stock         Paid-in      Retained     Unearned       ESOP
                                                         Shares      Amount      Capital      Earnings   Compensation    Shares
                                                      ----------------------------------------------------------------------------
Balances, July 1, 2001                                  1,359,050   $3,066,659   $ 127,623   $3,146,094    $  (90,711)  $(172,151)
    Comprehensive income
       Net income                                                                               500,487
       Other comprehensive loss, net of tax
           Unrealized loss on securities, net of
              reclassification adjustment
    Comprehensive income
    Cash dividends ($.12 per share)                                                            (143,448)
    ESOP shares earned                                                              25,894                                 39,356
    RRP shares earned                                                                                          31,046
    Purchase of stock                                      (3,000)      (7,500)                  (4,242)
    Tax benefit on RRP shares                                                        4,543
                                                        ---------   ----------   ---------   ----------    ----------   ---------

Balances, June 30, 2002                                 1,356,050    3,059,159     158,060    3,498,891       (59,665)   (132,795)
    Comprehensive income
       Net income                                                                               344,875
       Other comprehensive income, net of tax
           Unrealized gain on securities, net of
              reclassification adjustment
    Comprehensive income
    Cash dividends ($.12 per share)                                                            (143,297)
    ESOP shares earned                                                              30,005                                 37,011
    RRP shares earned                                                                                          12,258
                                                        ---------   ----------   ---------   ----------    ----------   ---------


Balances, June 30, 2003                                 1,356,050    3,059,159     188,065    3,700,469       (47,407)    (95,784)
    Comprehensive income
       Net income                                                                               361,498
       Other comprehensive income, net of tax
           Unrealized gain on securities, net of
              reclassification adjustment
    Comprehensive income
    Cash dividends ($.12 per share)                                                            (143,299)
    ESOP shares earned                                                              47,853                                 35,837
    RRP shares earned                                                                                          14,521
                                                        ---------   ----------   ---------   ----------    ----------   ---------


Balances, June 30, 2004                                 1,356,050   $3,059,159   $ 235,918   $3,918,668    $  (32,886)  $ (59,947)
                                                        =========   ==========   =========   ==========    ==========   =========

[TABLE CONTINUED ON FOLLOWING PAGE]

                                                        Accumulated
                                                           Other
                                                       Comprehensive
                                                           Income
                                                           (Loss)        Total
                                                      -----------------------------
Balances, July 1, 2001                                   $  (131,276)  $5,946,238
    Comprehensive income
       Net income                                                         500,487
       Other comprehensive loss, net of tax
           Unrealized loss on securities, net of
              reclassification adjustment                    (11,062)     (11,062)
                                                                       ----------
    Comprehensive income                                                  489,425
                                                                       ----------
    Cash dividends ($.12 per share)                                      (143,448)
    ESOP shares earned                                                     65,250
    RRP shares earned                                                      31,046
    Purchase of stock                                                     (11,742)
    Tax benefit on RRP shares                                               4,543
                                                         -----------   ----------


Balances, June 30, 2002                                     (142,338)   6,381,312
    Comprehensive income
       Net income                                                         344,875
       Other comprehensive income, net of tax
           Unrealized gain on securities, net of
              reclassification adjustment                     59,143       59,143
                                                                       ----------
    Comprehensive income                                                  404,018
                                                                       ----------
    Cash dividends ($.12 per share)                                      (143,297)
    ESOP shares earned                                                     67,016
    RRP shares earned                                                      12,258
                                                         -----------   ----------


Balances, June 30, 2003                                      (83,195)   6,721,307
    Comprehensive income
       Net income                                                         361,498
       Other comprehensive income, net of tax
           Unrealized gain on securities, net of
              reclassification adjustment                     87,977       87,977
                                                                       ----------
    Comprehensive income                                                  449,475
                                                                       ----------
    Cash dividends ($.12 per share)                                      (143,299)
    ESOP shares earned                                                     83,690
    RRP shares earned                                                      14,521
                                                         -----------   ----------


Balances, June 30, 2004                                  $     4,782   $7,125,694
                                                         ===========   ==========


See Notes to Consolidated Financial Statements



                                       F-4

                                                                    Home Financial Bancorp
                                                             Consolidated Statements of Cash Flows
                                                           Years Ended June 30, 2004, 2003 and 2002


                                                                    2004              2003               2002
                                                               ---------------- ------------------ ------------------
    Operating Activities
        Net income                                               $    361,498     $    344,875       $    500,487
        Items not requiring (providing) cash
           Provision for loan losses                                  240,000          230,000            167,000
           Investment securities amortization, net                     27,694           52,775             42,927
           ESOP shares earned                                          83,690           67,016             65,250
           RRP shares earned                                           14,521           12,258             31,046
           Depreciation                                               118,593          142,237            141,540
           Deferred income tax benefit                                     --               --             11,168
           Gain on sale of real estate acquired for
              development                                             (29,820)         (69,737)           (77,640)
           Foreclosed asset (gains) losses                             24,972          (76,382)           (32,142)
           Investment securities losses                               179,829          178,494             46,268
           Losses from limited partnership                             60,000           39,512             56,000
           Net change in interest receivable                           32,764           43,575            (46,104)
           Other adjustments                                         (202,815)         666,749           (453,414)
                                                                 ------------     ------------       ------------
               Net cash provided by operating activities              910,926        1,631,372            452,386
                                                                 ------------     ------------       ------------

    Investing Activities
        Purchases of securities available for sale                   (757,522)      (1,083,361)          (580,640)
        Proceeds from sales of securities available for sale              737               --            214,384
        Proceeds from maturities and paydowns of securities
          available for sale                                        1,125,429        2,707,392          1,779,944
        Net changes in loans                                       (3,811,181)       2,552,895            598,788
        Proceeds from sale of foreclosed assets                       547,331        1,006,215            534,506
        Purchase of premises and equipment                           (207,819)        (341,054)          (114,297)
        Purchase of real estate acquired for development and
          development cost                                            (81,149)         (71,137)          (113,509)
        Proceeds from sale of real estate acquired for
          development                                                 136,852          189,187            219,646
        Purchase of FHLB of Indianapolis stock                        (55,100)         (14,500)                --
                                                                 ------------     ------------       ------------
               Net cash provided by (used in) investing
                  activities                                       (3,102,422)       4,945,637          2,538,822
                                                                 ------------     ------------       ------------

    Financing Activities
        Net change in
           NOW and savings deposits                                   258,729          698,223          1,842,373
           Certificates of deposit                                     99,106       (3,615,945)        (1,496,601)
           Short-term borrowings                                           --           (4,900)        (1,295,138)
        Proceeds from other borrowings                              8,000,000        6,500,000         10,500,000
        Repayment of other borrowings                              (7,000,000)      (9,000,000)       (12,000,000)
        Purchase of stock                                                  --               --            (11,742)
        Dividends paid                                               (143,299)        (143,297)          (143,538)
                                                                 ------------     ------------       ------------
               Net cash provided by (used in) financing
                  activities                                        1,214,536       (5,565,919)        (2,604,646)
                                                                 ------------     ------------       ------------

    Net Change in Cash and Cash Equivalents                          (976,960)       1,011,090            386,562

    Cash and Cash Equivalents, Beginning of Year                    4,612,058        3,600,968          3,214,406
                                                                 ------------     ------------       ------------


    Cash and Cash Equivalents, End of Year                       $  3,635,098     $  4,612,058       $  3,600,968
                                                                 ============     ============       ============

    Additional Cash Flows and Supplementary Information
        Interest paid                                            $  1,534,043     $  2,069,870       $  2,732,723
        Income tax paid                                               201,788          143,465            196,120
        Transfers from loans to foreclosed assets                   1,217,110        1,307,972            892,931



                                       F-5

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


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

          The Company is a savings and loan holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal thrift charter, known as a federal stock savings bank, and provides full banking services. As a federally chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

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

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


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

          The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of June 30, 2004, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


          Pension plan costs are based on actuarial computations and charged to current operations. The funding policy is to pay at least the minimum amounts required by ERISA.

          Stock options - The Company has a stock-based employee compensation plan, which is described more fully in Note 17. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. No options were granted during the three years in the period ended June 30, 2004 and all previously granted shares were fully vested prior to July 1, 2000.

          Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company and Bank file consolidated tax returns.

          Earnings per share have been computed based upon the weighted-average common shares and potential common shares outstanding during the period. Unearned Employee Stock Ownership Plan (ESOP) shares and unvested RRP shares have been excluded from the computation of average common shares and potential common shares outstanding.



Note 2:   Restriction on Cash and Due From Banks

          The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve at June 30, 2004 was $72,000.



Note 3:   Investment Securities

                                                                                  2004
                                                                         Gross           Gross
                                                        Amortized     Unrealized      Unrealized         Fair
                                                          Cost           Gains           Losses          Value
                                                     --------------- --------------- --------------- ---------------

           Available for sale
               Marketable equity securities            $       162     $       --      $       (8)     $      154
               Federal agencies                                757             --             (27)            730
               Mortgage-backed securities                    1,511             43              --           1,554
                                                       -----------     ----------      ----------      ----------

                  Total investment securities          $     2,430     $       43      $      (35)     $    2,438
                                                       ===========     ==========      ==========      ==========


                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


                                                                                  2003
                                                                         Gross           Gross
                                                        Amortized     Unrealized      Unrealized         Fair
                                                          Cost           Gains           Losses          Value
                                                     --------------- --------------- --------------- ---------------

           Available for sale
               Marketable equity securities            $       343     $       --      $     (210)     $      133
               Mortgage-backed securities                    2,664             72              --           2,736
                                                       -----------     ----------      ----------      ----------

                  Total investment securities          $     3,007     $       72      $     (210)     $    2,869
                                                       ===========     ==========      ==========      ==========




          Federal agencies outstanding at June 30, 2004 mature in January 2014.

          Securities with a carrying value of $2,284,000 and $2,736,000 were pledged at June 30, 2004 and 2003 to secure FHLB advances.

          Proceeds from sales of securities available for sale during 2004 and 2002 were $1,000 and $214,000. Gross gains of $10,000 in 2002 and gross losses of $2,000 and $31,000 in 2004 and 2002 were realized on the sales. In addition, losses of $178,000, $178,000 and $25,000 were recorded during 2004, 2003 and 2002 due to the permanent decline in the value of securities. The tax benefit for net losses on security transactions for 2004, 2003 and 2002 was $71,000, $3,000 and $18,000.

          Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2004, was $814,000, which is approximately 33.4% of the Company's investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

          Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

          Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)

          The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004:


                                    Less than 12 Months          12 Months or More                Total
         Description of             Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
           Securities              Value         Losses        Value         Losses        Value         Losses
       -------------------------------------------------------------------------------------------------------------

         Marketable equity       $        85   $       (8)   $         --   $         --   $        85   $        (8)
         U. S. Government
          agencies                       729          (27)             --             --           729           (27)
                                 -----------   ----------    ------------   ------------   -----------   -----------
           Total temporarily
              impaired
              securities         $       814   $      (35)   $         --   $         --   $       814   $       (35)
                                 ===========   ==========    ============   ============   ===========   ===========


Note 4:   Loans and Allowance

                                                                                     2004               2003
                                                                             ----------------------------------------

             Real estate mortgage loans
                 Residential                                                   $        25,445     $        23,492
                 Mobile home and land                                                    9,621               8,744
                 Nonresidential                                                          8,633               9,060
                 Multi-family                                                              160                 208
             Mobile home loans                                                           7,218               6,703
             Commercial and industrial                                                     313                 340
             Consumer loans                                                                716                 695
                                                                               ---------------     ---------------
                                                                                        52,106              49,242
                                                                               ---------------     ---------------

             Undisbursed portion of loans                                                 (989)               (426)
             Allowance for loan losses                                                    (396)               (316)
                                                                               ---------------     ---------------
                                                                                        (1,385)               (742)
                                                                               ---------------     ---------------

                    Total loans                                                $        50,721     $        48,500
                                                                               ===============     ===============


                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)



                                                                 2004                2003               2002
                                                          -----------------------------------------------------------
             Allowance for loan losses
                 Balances, July 1                           $           316    $           344     $           392
                 Provision for loan losses                              240                230                 167
                 Recoveries                                               5                 --                   4
                 Loans charged off                                     (165)              (258)               (219)
                                                            ---------------    ---------------     ---------------

                 Balances, June 30                          $           396    $           316     $           344
                                                            ===============    ===============     ===============

          The following table sets forth the amounts and categories of the Company's non-performing loans at June 30.

                                                                                      2004               2003
                                                                             ----------------------------------------
             Accruing loans delinquent 90 days or more                         $             --    $             51
             Non-accruing loans                                                             636                 469
                                                                               ----------------    ----------------

                    Net                                                        $            636    $            520
                                                                               ================    ================

Note 5:  Premises and Equipment

                                                                                     2004               2003
                                                                             ----------------------------------------
             Land                                                              $            348    $            348
             Buildings                                                                    2,505               2,037
             Construction in progress                                                        --                 272
             Equipment                                                                      937                 925
                                                                               ----------------    ----------------
                    Total cost                                                            3,790               3,582
             Accumulated depreciation                                                    (1,670)             (1,551)
                                                                               ----------------    ----------------

                    Net                                                        $          2,120    $          2,031
                                                                               ================    ================

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


Note 6:   Investment in Limited Partnership

          An investment in a limited partnership of $459,000 and $519,000 at June 30, 2004 and 2003 included in other assets represents a 99 percent equity in Cunot Apartments (Cunot), a limited partnership organized to build, own and operate a 24-unit apartment complex for senior living. In addition to recording its equity in the losses of Cunot, the Company has recorded the benefit of low income housing tax credits of $107,000 for the years ended June 30, 2004, 2003 and 2002. Condensed unaudited financial statements for Cunot at June 30, 2004 and 2003 and for the three years in the period ended June 30, 2004 are as follows:

                                                                                   2004                2003
                                                                            ----------------------------------------
           Condensed balance sheets
               Assets
                  Cash                                                        $            118   $            120
                  Land and property                                                      1,239              1,294
                  Other assets                                                               2                  4
                                                                              ----------------   ----------------

                     Total assets                                             $          1,359   $          1,418
                                                                              ================   ================

               Liabilities
                  Notes payable                                               $            610   $            610
                  Other liabilities                                                        294                289
                                                                              ----------------   ----------------
                     Total liabilities                                                     904                899

               Partners' equity                                                            455                519
                                                                              ----------------   ----------------

                     Total liabilities and partners' equity                   $          1,359   $          1,418
                                                                              ================   ================


                                                                2004               2003                2002
                                                         -----------------------------------------------------------
           Condensed statements of operations
               Total revenue                               $            63    $            66    $            60
               Total expenses                                         (127)              (121)              (114)
                                                           ---------------    ---------------    ---------------

                  Net loss                                 $           (64)   $           (55)   $           (54)
                                                           ===============    ===============    ===============


                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


Note 7:   Deposits

                                                                   2004               2003
                                                             --------------------------------------
             Noninterest-bearing demand                      $          2,414    $          2,155
             Interest-bearing demand                                    3,108               3,475
             Money market deposits                                      2,351               1,225
             Savings                                                    5,448               4,989
             Certificates of $100,000 or more                           9,755               9,802
             Other certificates                                        15,820              16,893
                                                             ----------------    ----------------

                    Total deposits                           $         38,896    $         38,539
                                                             ================    ================


          Certificates maturing in years ending June 30:

             2005                                            $         13,899
             2006                                                       4,487
             2007                                                       2,923
             2008                                                       3,109
             2009                                                       1,157
                                                             ----------------
                                                             $         25,575
                                                             ================
Note 8:   Borrowings

          FHLB advance maturities in years ending June 30:

             2005                                            $         6,000
             2006                                                      4,000
             2007                                                      3,500
             2008                                                      2,000
             2009                                                      1,500
                                                             ----------------
                                                             $        17,000
                                                             ================

          The Federal Home Loan Bank advances are secured by mortgage loans and investment securities totaling $32,296,000. Advances, at interest rates from 1.44 to 5.45 percent, are subject to restrictions or penalties in the event of prepayment.



                                       F-13

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


Note 9:   Income Tax

                                                                 2004                2003               2002
                                                          -----------------------------------------------------------
             Income tax expense
                 Currently payable
                    Federal                                 $            (1)   $           120     $            89
                    State                                                33                 42                  48
                 Deferred
                    Federal                                             (80)                (8)                  7
                    State                                                (9)                (2)                  4
                                                            ---------------    ---------------     ---------------

                       Total income tax expense (benefit)   $           (57)   $           152     $           148
                                                            ===============    ===============     ===============




                                                                 2004                2003               2002
                                                          -----------------------------------------------------------

             Reconciliation of federal statutory to
                actual tax expense (benefit)
                 Federal statutory income tax at 34%        $           104    $           169     $           220
                 Effect of state income taxes                            16                 26                  34
                 Business tax credits                                  (107)              (107)               (107)
                 Valuation allowance                                    (68)                68                  --
                 Other                                                   (2)                (4)                  1
                                                            ---------------    ---------------     ---------------

                    Actual tax expense (benefit)            $           (57)   $           152     $           148
                                                            ===============    ===============     ===============

             Effective tax rate                                      (18.7)%             30.6%               22.8%





                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


          A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:


                                                                                   2004                2003
                                                                            ----------------------------------------
           Assets
               Allowance for loan losses                                    $             175    $           141
               Deferred compensation                                                       23                 24
               Securities available for sale                                                3                 55
               Capital loss in equity securities                                          117                 93
                                                                            -----------------    ---------------
                  Total assets                                                            318                313
                                                                            -----------------    ---------------

           Liabilities
               Depreciation                                                               (26)               (26)
               State income tax                                                           (17)               (15)
               Loan fees                                                                   (7)                (4)
               FHLB stock                                                                 (29)                --
               Other                                                                       (2)                --
                                                                            -----------------    ---------------
                  Total liabilities                                                       (81)               (45)
                                                                            -----------------    ---------------
                  Net deferred tax asset before valuation allowance                       237                268
               Valuation allowance                                                         --                (68)
                                                                            -----------------    ---------------

                  Net deferred tax asset                                    $             237    $           200
                                                                            =================    ===============

          Retained earnings at June 30, 2004, include approximately $700,000 for which no deferred federal income tax liability has been recognized.
          This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank status" would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred federal income tax liability on the above amounts was approximately $240,000 at June 30, 2004.

          The  Corporation  has a capital  loss  carryforward  of $135,000  that begins to expire in 2008.  Management  believes  that the capital loss
          will  be  utilized  within  the  carryforward  period;   therefore,  a
          valuation allowance is no longer necessary.






                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


Note 10:  Other Comprehensive Income

                                                                                        2004
                                                                   Before-Tax Amount     Tax          Net-of-Tax
                                                                                       Benefit          Amount
                                                                  --------------------------------------------------
           Unrealized gains on securities
               Unrealized holding losses arising during the year    $         (34)   $         14    $        (20)
               Less:  reclassification adjustment for losses
                 realized in net income                                      (180)             72            (108)
                                                                    -------------    ------------    ------------

                  Other comprehensive income                        $         146    $        (58)   $         88
                                                                    =============    ============    ============


                                                                                        2003
                                                                  Before-Tax Amount      Tax          Net-of-Tax
                                                                                       Benefit          Amount
                                                                  --------------------------------------------------

           Unrealized gains on securities
               Unrealized holding losses arising during the year    $         (80)   $         32    $        (48)
               Less: reclassification adjustment for losses
                 realized in net income                                      (178)             71            (107)
                                                                    -------------    ------------    ------------

                  Other comprehensive income                        $          98    $        (39)   $         59
                                                                    =============    ============    ============


                                                                                        2002
                                                                  Before-Tax Amount      Tax          Net-of-Tax
                                                                                       Benefit          Amount
                                                                  --------------------------------------------------

           Unrealized losses on securities
               Unrealized holding losses arising during the year    $         (64)   $         25    $        (39)
               Less: reclassification adjustment for losses
                 realized in net income                                       (46)             18             (28)
                                                                    -------------    ------------    ------------

                  Other comprehensive loss                          $         (18)   $          7    $        (11)
                                                                    =============    ============    ============


                                       F-16

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


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

          Financial instruments whose contract amount represents credit risk as of June 30 were as follows:


                                                2004       2003
                                              --------    --------

           Commitments to extend credit       $ 8,821      $3,763
           Unused lines of credit                 195         176

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

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


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

          Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net profits for the current calendar year to date plus those for the previous two calendar years. At June 30, 2004, total stockholder's equity of the Bank was $6,514,000 of which $5,489,000 was restricted from dividend distribution to the Company. Although well capitalized, under current regulations in effect, the Bank is required to apply to the Office of Thrift Supervision to pay dividends to the Company.



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

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


          There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2004 and 2003, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2004 that management believes has changed the Bank's classification.

          The Bank's actual and required capital amounts and ratios are as follows:


                                                                                2004
                                                                              Required              Required
                                                                            for Adequate           To Be Well
                                                        Actual                Capital              Capitalized
                                                   Amount      Ratio      Amount     Ratio      Amount      Ratio
                                                 ----------- ---------- ----------- --------- ----------- ----------
           Total risk-based capital (to
              risk-weighted assets)                $  6,280      15.0%    $  3,360    8.0%      $ 4,200       10.0%
           Tier I capital (to risk-weighted
              assets)                                 5,884      14.0        1,680    4.0         2,520        6.0
           Core capital (to adjusted total
              assets)                                 5,884       9.5        2,489    4.0         3,111        5.0
           Core capital (to adjusted tangible
              assets)                                 5,884       9.5        1,244    2.0           N/A        N/A
           Tangible capital (to adjusted total
              assets)                                 5,884       9.5          933    1.5           N/A        N/A


                                                                                2003
                                                                              Required              Required
                                                                            for Adequate           To Be Well
                                                        Actual                Capital              Capitalized
                                                   Amount      Ratio      Amount     Ratio      Amount      Ratio
                                                 ----------- ---------- ----------- --------- ----------- ----------

           Total risk-based capital (to
              risk-weighted assets)                $  5,762      14.3%    $  3,226    8.0%      $ 4,032   10.0 %
           Tier I capital (to risk-weighted
              assets)                                 5,425      13.5        1,613    4.0         2,419        6.0
           Core capital (to adjusted total
              assets)                                 5,425       9.0        2,420    4.0         3,026        5.0
           Core capital (to adjusted tangible
              assets)                                 5,425       9.0        1,210    2.0           N/A        N/A
           Tangible capital (to adjusted total
              assets)                                 5,425       9.0          908    1.5           N/A        N/A



Note 15:  Employee Benefit Plans

          The Bank is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. The plan required contributions in the amount of $79,000, $59,000 and $50,000 for the years ended June 30, 2004, 2003 and 2002. The plan provides pension benefits for substantially all of the Bank's employees.

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


          The Company has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent of the first 6 percent of base salary contributed by participants. The Company's expense for the plan was $16,000, $13,000 and $19,000 for the years ended June 30, 2004, 2003 and 2002.

          The Company has an ESOP covering substantially all employees of the Bank. The ESOP acquired 161,896 shares of the Company's common stock at $2.50 per share with funds provided by a loan from the Company. Accordingly, the unearned common stock acquired by the ESOP is shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, which may be distributed to participants or used to repay the loan, are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Bank, are made to the ESOP. The expense under the ESOP was $84,000, $67,000 and $65,000 for the years ended June 30, 2004, 2003 and 2002. At June 30, 2004 and 2003, the
          ESOP had 130,285 and 115,950 allocated shares; 24,913 and 38,779 suspense shares; and 6,698 and 7,167 committed-to-be released shares. The fair value of the unearned ESOP shares at June 30, 2004 and 2003 was $157,000 and $200,000.

          The Company has a Recognition and Retention Plan and Trust (RRP). The RRP may acquire up to 80,948 shares of the Company's common stock for awards to management. Shares awarded to management under the RRP vest at a rate of 20 percent at the end of each full 12 months of service with the Bank after the date of grant. As of June 30, 2004, 80,948 shares of common stock have been awarded to management. Nonvested shares have been recorded as unearned compensation and shown as a reduction to stockholders' equity. Expense under the RRP was $15,000, $12,000 and $31,000 for the years ended June 30, 2004, 2003 and 2002.



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


           Balances, July 1, 2003                                 $ 157
               New loans, including renewals                         13
               Payments, etc. Including renewals                    (70)
                                                                  -----
          Balances, June 30, 2004                                 $ 100
                                                                  =====

          Deposits from related parties held by the Bank at June 30, 2004 and 2003 totaled $528,000 and $681,000.

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


Note 17:  Stock Option Plan

          The Company has reserved 202,370 shares of Company stock for the granting of options to certain directors, officers and other key employees of the Company and the Bank.

          Incentive stock options for 52,800 shares of common stock have been granted with ten year terms that expire October 13, 2007 and non-qualified options for 24,000 and 3,000 shares have been granted with ten year terms that expire October 14, 2007 and August 25, 2008.

          The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended June 30:



                                                  2004                     2003                      2002
                                                     Weighted-                Weighted-                 Weighted-
                                                      Average                  Average                   Average
                Options                   Shares   Exercise Price  Shares   Exercise Price  Shares   Exercise Price
---------------------------------------------------------------------------------------------------------------------
           Outstanding, beginning of
              year                          85,800   $      4.24    115,800   $      4.24    115,800   $      4.24
           Forfeited                        (6,000)                 (30,000)                      --
                                            ------                  -------                  -------


           Outstanding and
              exercisable,
              end of year                   79,800          4.24     85,800          4.24    115,800          4.24
                                            ======                   ======                  =======


          There were no option grants or exercises during the three years in the period ended June 30, 2004. As of June 30, 2004, 76,800 options outstanding have an exercise price of $4.25 and a remaining contractual life of three years, and 3,000 options outstanding have an exercise prices of $4.13 and a remaining contractual life of four years. There were 122,570 shares available for the grant at June 30, 2004.




                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


Note 18:  Earnings Per Share

          Earnings per share were computed as follows:


                                                                                      2004
                                                                                                        Per-
                                                                    Net        Weighted-Average        Share
                                                                   Income           Shares             Amount
                                                              ------------------------------------------------------
           Basic Earnings Per Share
               Income available to common stockholders          $        361         1,309,896     $        .28

           Effect of Dilutive Stock Options                               --            22,449
                                                                ------------         ---------

           Diluted Earnings Per Share
               Income available to common stockholders and
                 assumed conversions                            $        361         1,332,345     $        .27
                                                                ============         =========     ============


                                                                                      2003
                                                                                                        Per-
                                                                    Net        Weighted-Average        Share
                                                                   Income           Shares             Amount
                                                              ------------------------------------------------------

           Basic Earnings Per Share
               Income available to common stockholders          $        345         1,292,421     $        .27

           Effect of Dilutive Stock Options                               --             7,301
                                                                ------------         ---------

           Diluted Earnings Per Share
               Income available to common stockholders and
                 assumed conversions                            $        345         1,299,722     $        .27
                                                                ============         =========     ============


                                                                                      2002
                                                                                                        Per-
                                                                    Net        Weighted-Average        Share
                                                                   Income           Shares             Amount
                                                              ------------------------------------------------------

           Basic Earnings Per Share
               Income available to common stockholders          $        500         1,269,892     $        .39

           Effect of Dilutive Stock Options                               --             2,082
                                                                ------------         ---------

           Diluted Earnings Per Share
               Income available to common stockholders and
                 assumed conversions                            $        500         1,271,974     $        .39
                                                                ============         =========     ============


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

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


          The estimated fair values of the Company's financial instruments are as follows:

                                                                 2004                             2003
                                                      Carrying           Fair           Carrying          Fair
                                                       Amount            Value           Amount          Value
                                                   ---------------- ---------------- --------------- ---------------
           Assets
               Cash and cash equivalents             $      3,635     $    3,635       $    4,612      $    4,612
               Securities available for sale                2,438          2,438            2,869           2,869
               Loans, net                                  50,721         53,782           48,500          52,766
               Stock in FHLB                                1,170          1,170            1,115           1,115
               Interest receivable                            347            347              380             380

           Liabilities
               Deposits                                    38,896         38,904           38,539          39,322
               Borrowings                                  17,000         17,043           16,000          16,716

           Off-Balance Sheet Assets
               Commitments to extend credit



Note 20:  Condensed Financial Information (Parent Company Only)

          Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:



                            Condensed Balance Sheets

                                                                         2004               2003
                                                                  ---------------------------------------
           Assets
               Cash and cash equivalents                            $           86     $           94
               Securities available for sale                                   155                133
               Premises and equipment                                          542                 --
               Investment in subsidiary                                      6,514              6,270
               Other assets                                                    423                352
                                                                    --------------     --------------

                  Total assets                                      $        7,720     $        6,849
                                                                    ==============     ==============

           Liabilities                                              $          594     $          128

           Stockholders' Equity                                              7,126              6,721
                                                                    --------------     --------------

                  Total liabilities and stockholders' equity        $        7,720     $        6,849
                                                                    ==============     ==============




                                       F-24

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)


                         Condensed Statements of Income

                                                                     2004             2003              2002
                                                              ------------------------------------------------------
           Income
               Dividends from Bank                              $         247     $         146    $          75
               Net losses on available-for-sale securities               (180)             (178)             (46)
               Interest and other income                                   16                16               21
                                                                -------------     -------------    -------------
                  Total income                                             83               (16)              50
                                                                -------------     -------------    -------------

           Expenses
               Salaries and employee benefits                              79                70               44
               Legal and professional fees                                 58                 3               60
               Other expenses                                              59                37               27
                                                                -------------     -------------    -------------
                  Total expenses                                          196               110              131
                                                                -------------     -------------    -------------

           Loss before income tax benefit and equity in
              undistributed income of subsidiary                         (113)             (126)             (81)
           Income tax benefit                                             210                43               61
                                                                -------------     -------------    -------------

           Income (loss) before equity in undistributed
              income of subsidiary                                         97               (83)             (20)
           Equity in undistributed income of subsidiary                   264               428              520
                                                                -------------     -------------    -------------

           Net Income                                           $         361     $         345    $         500
                                                                =============     =============    =============



                                       F-25

                             Home Financial Bancorp
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
             (Table Dollar Amounts in Thousands, Except Share Data)





                       Condensed Statements of Cash Flows

                                                                       2004             2003            2002
                                                                 ---------------------------------------------------

           Operating Activities
               Net income                                          $        361     $        345    $        500
               Items not providing cash                                    (227)            (296)           (383)
                                                                   ------------     -------------   ------------
                  Net cash provided by operating activities                 134               49             117

           Investing Activities
               Purchases of securities available for sale                    --               --             (81)
               Proceeds from sales of securities available for
                 sale                                                         1               --             214
                                                                   ------------     -------------   ------------
                  Net cash provided by investing activities                   1               --             133
                                                                   ------------     -------------   ------------

           Financing Activities
               Dividends paid                                              (143)            (143)           (144)
               Purchase of stock                                             --               --             (12)
                                                                   ------------     -------------   ------------
                  Net cash used in financing activities                    (143)            (143)           (156)
                                                                   ------------     -------------   ------------

           Net Change in Cash and Cash Equivalents                           (8)             (94)             94

           Cash and Cash Equivalents at Beginning of Year                    94              188              94
                                                                   ------------     -------------   ------------

           Cash and Cash Equivalents at End of Year                $         86     $         94    $        188
                                                                   ============     ============    ============
