Form 10QSB
period 2004-09-30
HOME FINANCIAL BANCORP
filed 2004-11-15
CIK 1009242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the seCURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

The number of shares of the Registrant's common stock, without par value, outstanding as of November 1, 2004 was 1,356,050.

Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index


                                                                        Page No.
                                                                        --------

Forward Looking Statements                                                  2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets as of
             September 30, 2004 (Unaudited) and June 30, 2004               3

             Consolidated Condensed Statements of Income for the
             three months ended September 30, 2004 and 2003
             (Unaudited)                                                    4

             Consolidated Condensed Statements of Shareholders' Equity
             for the three months ended September 30, 2004 and 2003
             (Unaudited)                                                    5

             Consolidated Condensed Statements of Cash Flows for the
             three months ended September 30, 2004 and 2003
             (Unaudited)                                                    6

             Notes to Consolidated Condensed Financial Statements           8

Item 2.  Management's Discussion and Analysis or Plan of Operation         10

Item 3.  Controls and Procedures                                           17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       18
Item 3.  Defaults upon Senior Securities                                   18
Item 4.  Submission of Matters to a Vote of Security Holders               18
Item 5.  Other Information                                                 18
Item 6.  Exhibits                                                          18

SIGNATURES                                                                 19

EXHIBITS                                                                   20

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


PART 1.  FINANCIAL INFORMATION

                                        HOME FINANCIAL BANCORP

                                 CONSOLIDATED CONDENSED BALANCE SHEETS


                                                               September 30,                June 30,
                                                                   2004                       2004
                                                                   ----                       ----
                                                               (Unaudited)
ASSETS
    Cash                                                          $   782,833              $   818,890
    Short-term interest-bearing deposits                            3,426,824                2,816,208
                                                         -------------------------- -------------------------
        Total cash and cash equivalents                             4,209,657                3,635,098
    Investment securities available for sale                        2,160,406                2,438,445
    Loans                                                          54,129,922               51,117,073
    Allowance for loan losses                                        (355,607)                (395,923)
                                                         -------------------------- -------------------------
        Net loans                                                  53,774,315               50,721,150
    Real estate acquired for development                              447,846                  438,771
    Premises and equipment                                          2,096,073                2,120,358
    Federal Home Loan Bank stock                                    1,182,600                1,169,600
    Interest receivable                                               341,346                  347,400
    Investment in limited partnership                                 443,655                  458,655
    Other assets                                                    1,979,572                2,096,936
                                                         -------------------------- -------------------------
        Total assets                                              $66,635,470              $63,426,413
                                                         ========================== =========================

LIABILITIES
    Deposits
       Noninterest-bearing deposits                               $ 3,094,214              $ 2,413,553
       Interest-bearing deposits                                   38,834,463               36,482,892
                                                         -------------------------- -------------------------
            Total deposits                                         41,928,677               38,896,445
    Advances from Federal Home Loan Bank                           17,000,000               17,000,000
    Other liabilities                                                 469,262                  404,274
                                                         -------------------------- -------------------------
        Total liabilities                                          59,397,939               56,300,719
                                                         -------------------------- -------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
        Authorized and unissued - 2,000,000 shares                    - - - -                  - - - -
    Common stock, without par value:
        Authorized - 5,000,000 shares
        Issued - 1,356,050 shares                                   3,059,159                3,059,159
    Additional paid-in capital                                        247,422                  235,918
    Retained earnings                                               3,996,164                3,918,668
    Unearned compensation RRP                                         (29,256)                 (32,886)
    Unearned ESOP shares                                              (50,988)                 (59,947)
    Accumulated other comprehensive income                             15,030                    4,782
                                                         -------------------------- -------------------------
        Total shareholders' equity                                  7,237,531                7,125,694
                                                         -------------------------- -------------------------
        Total liabilities and shareholders' equity                $66,635,470              $63,426,413
                                                         ========================== =========================


See notes to consolidated condensed financial statements.




                                            HOME FINANCIAL BANCORP

                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                                  Three Months Ended
                                                                                     September 30,
                                                                  -------------------------- -------------------------
                                                                                2004                   2003
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                               $    1,127,889             $    1,108,379
    Deposits with financial institutions                                        14,614                     11,752
    Investment securities                                                       24,989                     30,824
    Federal Home Loan Bank stock                                                12,601                     12,789
                                                                  -------------------------- -------------------------
        Total interest income                                                1,180,093                  1,163,744
                                                                  -------------------------- -------------------------
Interest expense
    Deposits                                                                   218,212                    236,964
    Advances from Federal Home Loan Bank and other
          borrowings                                                           151,988                    182,353
                                                                  -------------------------- -------------------------
        Total interest expense                                                 370,200                    419,317
                                                                  -------------------------- -------------------------
Net interest income                                                            809,893                    744,427
    Provision for losses on loans                                               60,000                     60,000
                                                                  -------------------------- -------------------------
Net interest income after provision for losses on loans                        749,893                    684,427
                                                                  -------------------------- -------------------------
Other income
    Service charges on deposit accounts                                         55,578                     56,277
    Gain (loss) on sale of real estate acquired for
          development                                                              (78)                    11,706
     Net loss on available for sale securities                                 - - - -                     (1,231)
     Equity in loss of limited partnership                                     (15,000)                   (12,000)
    Other income                                                                24,278                     14,535
                                                                  -------------------------- -------------------------
        Total other income                                                      64,778                     69,287
                                                                  -------------------------- -------------------------
Other expenses
    Salaries and employee benefits                                             309,239                    300,398
    Net occupancy expenses                                                      31,482                     41,913
    Equipment expenses                                                          15,799                     20,712
    Computer processing fees                                                    66,239                     58,750
    Printing and office supplies                                                19,473                      8,353
    Legal and accounting fees                                                   70,673                     79,988
    Director and committee fees                                                 16,800                     12,450
    Advertising expense                                                         17,911                      6,775
    Repossessed property expense                                                48,123                     42,210
    Other expenses                                                              76,741                     65,945
                                                                  -------------------------- -------------------------
        Total noninterest expenses                                             672,480                    637,494
                                                                  -------------------------- -------------------------
Income before income taxes                                                     142,191                    116,220
    Income tax expense                                                          28,870                     15,749
                                                                  -------------------------- -------------------------
Net income                                                              $      113,321             $      100,471
                                                                  ========================== =========================

Basic net income per share                                              $          .09             $          .08
Diluted net income per share                                            $          .08             $          .08
Dividend per share                                                      $          .03             $          .03


See notes to consolidated condensed financial statements.



                                                        HOME FINANCIAL BANCORP

                                                              Form 10-QSB

                                       CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              2004                       2003
                                                                              ----                       ----
                                                                                      (Unaudited)

Balance, July 1                                                            $7,125,694                 $6,721,307
Net income                                                                    113,321                    100,471
Fair value adjustment of ESOP shares                                           11,504                      9,973
ESOP shares earned                                                              8,959                      8,959
RRP shares earned                                                               3,630                      3,630
Cash dividends                                                                (35,825)                   (35,825)
Net change in unrealized gain on securities available for sale                 10,248                      4,015
                                                                  -------------------------- -------------------------
Balance, September 30                                                      $7,237,531                 $6,812,530
                                                                  ========================== =========================


See notes to consolidated condensed financial statements.






                                                  HOME FINANCIAL BANCORP

                                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                                     September 30,
                                                                  -------------------------- -------------------------
                                                                                2004                   2003
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income                                                                   $   113,321                $   100,471
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                                     60,000                     60,000
    Depreciation                                                                  28,206                     33,637
    Losses realized on securities available for sale                             - - - -                      1,231
    Gain on sale of foreclosed assets                                             (6,701)                   (16,209)
    (Gain) loss on sale of real estate acquired for development                       78                    (11,706)
    Loss from operations of limited partnership                                   15,000                     12,000
    Change in interest receivable                                                  6,054                     22,650
    Fair value adjustment of ESOP shares                                          11,504                      9,973
    Amortization of unearned ESOP shares                                           8,959                      8,959
    Amortization of unearned RRP shares                                            3,630                      3,630
    Other adjustments                                                            164,188                      7,344
                                                                  -------------------------- -------------------------
        Net cash provided by operating activities                                404,239                    231,980
                                                                  -------------------------- -------------------------

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale                              - - - -                        109
Proceeds from maturities and repayments of investment
  securities available for sale                                                  287,971                    422,200
Net changes in loans                                                          (3,382,023)                   575,013
Purchases of Federal Home Loan Bank stock                                        (13,000)                   (13,800)
Purchases of premises and equipment                                               (3,921)                   (53,043)
Proceeds from sale of foreclosed assets                                          293,961                     81,024
Purchases of real estate for development                                          (9,075)                   (22,615)
Proceeds from sale of real estate acquired for development                       - - - -                     39,955
                                                                  -------------------------- -------------------------
         Net cash provided (used) by investing activities                     (2,826,087)                 1,028,843
                                                                  -------------------------- -------------------------

FINANCING ACTIVITIES
Net change in:
    Deposits - noninterest bearing                                               680,661                   (314,383)
    Deposits - interest bearing                                                2,351,571                    378,688
Proceeds from Federal Home Loan Bank advances                                  1,500,000                    - - - -
Repayment of Federal Home Loan Bank advances                                  (1,500,000)                   - - - -
Cash dividends                                                                   (35,825)                   (35,825)
                                                                  -------------------------- -------------------------
         Net cash provided by financing activities                             2,996,407                     28,480
                                                                  -------------------------- -------------------------




                                                                        Three Months Ended
                                                                           September 30,
                                                            ---------------------- -------------------------
                                                                      2004                   2003
                                                            ---------------------- -------------------------
                                                                            (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                574,559                  1,289,303

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       3,635,098                  4,612,058
                                                            ---------------------- -------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   4,209,657              $   5,901,361
                                                            ====================== =========================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                    $     364,251              $     419,235
Income tax paid                                                        - - - -                     50,000


See notes to consolidated condensed financial statements.



                             HOME FINANCIAL BANCORP

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Home Financial Bancorp ("Company") and its subsidiary, Owen Community Bank, s.b. ("Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. These consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's
Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of those expected for the remainder of the year. The consolidated condensed balance sheet of the Company as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.






NOTE B: Earnings Per Share

Earnings per share were computed as follows:

For  the  Three  Months  Ended
September 30,                                        2004                                       2003
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $113,321    1,320,434      $  0.09         $100,471    1,302,741      $  0.08
                                                              =============                              =============
Effect of Dilutive Securities                  0       20,451                             0
                                                                                                  17,352
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $113,321    1,340,885      $  0.08         $100,471    1,320,093      $  0.08
                                   ========================================    =======================================




NOTE C:  Other Comprehensive Income
                                                                                               2004
                                                                                                Tax
For the Three Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
September 30                                                                  Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the quarter                        $16,971         $ (6,723)        $10,248
                                                                             -------         --------         -------
Other comprehensive income                                                   $16,971         $ (6,723)        $10,248
                                                                             =======         ========         =======


                                                                                               2003
                                                                                                Tax
For the Three Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
September 30                                                                  Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the quarter                        $ 5,416         $ (2,145)        $ 3,271
  Less: reclassification adjustment for losses realized in net income         (1,231)             487            (744)
                                                                             -------         --------         -------
Other comprehensive income                                                   $ 6,647         $ (2,632)        $ 4,015
                                                                             =======         ========         =======



NOTE D: Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

Emerging Issues Task Force Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") was issued in late 2003 with an effective date of March 31, 2004. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the FASB delayed indefinitely the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature or to disclose certain information on impaired investments. The application of the guidance originally included in EITF 03-1 would not have had a material effect on the Company's financial condition or results of operations.

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

During the quarter, the Bank recorded $15,000 as its share of net operating losses from the project, reducing its net investment to $444,000 at September 30, 2004. Income tax credits related to this investment reduced the Company's first quarter federal income tax expense by $27,000.

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

During the quarter ended September 30, 2004, the Company organized OCB Insurance Agency, Inc. ("OCBIA") as a wholly owned subsidiary. OCBIA was formed with the future intent to engage in insurance product sales. The Company initially funded OCBIA with a $10,000 capital contribution.

In a separate, but related transaction, the Company joined twelve other banking organizations, including the Community Bankers Association of Indiana ("CBAI") in forming a startup insurance agency named The Bank's Insurance Agency, LLC ("TBIA"). TBIA is an Indiana agency under the direction of the CBAI of which the Bank is a member. It is in the business of soliciting, negotiating and selling insurance products - including life, health and property and casualty insurance
- to clients of its affiliated members. TBIA will provide the insurance products, support and consultation services needed once OCBIA becomes fully operational. CBAI will receive a portion of the insurance commissions paid for insurance sold through this arrangement. The Company invested $75,000 in TBIA during the quarter ended September 30, 2004. It is expected that the TBIA insurance products will be offered to the Bank's clients in the first calendar quarter of 2005.


Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of Home Financial Bancorp must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of Home Financial Bancorp's significant accounting policies, see "Notes to the Consolidated Financial Statements" in Home Financial Bancorp's 2004 Annual Report on pages F-6 to F-8. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of Home Financial Bancorp's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" on page 37 in Home Financial Bancorp's 2004 Annual Report.


Financial Condition

At September 30, 2004, total assets were $66.6 million. Assets increased $3.2 million or 5.1% since June 30, 2004. Assets increased due to a $3.0 million or 5.9% increase in total loans to $54.1 million. Cash and cash equivalents increased $575,000 while investment securities decreased 11.4% to $2.1 million, compared to $2.4 million three months earlier.

The allowance for loan losses decreased $40,000 or 10.2% since June 30, 2004. Net loan losses for the quarter ended September 30, 2004 were $100,000 compared to $37,000 for the quarter ended September 30, 2003. Allowances maintained for loan losses were $356,000 or 0.66% of total loans at September 30, 2004 compared to $396,000 or 0.77% of total loans at June 30, 2004. Periodic provisions to loan loss allowances reflect management's view of risk in the Bank's entire portfolio due to a number of dynamic factors, which include, but are not limited to, current economic conditions and loan delinquency trends. Management considered the level of loan loss allowances at September 30, 2004 to be adequate to cover estimated losses inherent in the loan portfolio at that date.

Deposits increased $3.0 million or 7.8% to $41.9 million as of September 30, 2004. Contributing to this increase, non-interest-bearing deposits increased $681,000 or 28.2% to $3.1 million, compared to three months earlier. Total borrowings were unchanged at $17.0 million as of September 30, 2004 and June 30, 2004.

Shareholders' equity was $7.2 million or 10.9% of total assets at September 30, 2004. Factors affecting shareholders' equity during the quarter included net income, quarterly cash dividends of $.03 per share, a $10,000 net increase in the market value of securities available for sale, and the amortization of costs associated with stock-based employee benefit plans. Based on 1,356,050 shares outstanding, the Company's book value per share was $5.34 at September 30, 2004 and $5.02 at September 30, 2003.


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2004 and 2003

For the quarter ended September 30, 2004, the Company reported net income of $113,000 or $.09 basic and $.08 diluted earnings per share. Net income totaled $100,000, or $.08 basic and diluted earnings per share for the quarter ended September 30, 2003. Net income increased primarily due to an increase in earning assets and a decrease in interest expense compared to a year earlier.

Interest expense decreased $49,000 or 11.7% for the three months ended September 30, 2004, compared to the same period in 2003. This decrease in interest expense was complemented by a $20,000 increase in interest income from loans for the quarter. The increase in loan revenue resulted from a larger balance of outstanding loans during first quarter 2005 compared to first quarter 2004.

For the quarter ended September 30, 2004, average interest-earning assets increased $2.4 million to $59.2 million and produced a yield of 8.0%, compared to 8.2% during the same period in 2003. The cost of interest-bearing liabilities decreased to 2.7% on an average balance of $54.7 million during first quarter 2005, compared to 3.2% on costing liabilities of $52.6 million during first quarter 2004.

The Company's net interest margin for the quarter ended September 30, 2004 increased to 5.5%, compared to 5.2% for the quarter ended September 30, 2003. Net interest income before the provision for loan losses was $810,000 for the first quarter of fiscal 2005. This represents an increase of $66,000 or 8.8% compared to first quarter 2004.

Loan loss provisions were unchanged, totaling $60,000 for the quarters ended September 30, 2004 and 2003. A regular assessment of loan loss allowance adequacy indicated that these provisions were required to maintain an appropriate allowance level. The continuation of adverse loan delinquency and foreclosure trends remain a concern and will be key considerations in the evaluation of future provisions to the Bank's allowance for loan losses.

Non-interest income decreased $4,000 or 5.8% compared to first quarter 2004. This decrease was primarily due to a decrease in income from the sale of real estate acquired for development. A loss of $78 was recognized on the sale of real estate acquired for development for the quarter ended September 30, 2004, compared to a $12,000 gain during the quarter ended September 30, 2003.

Non-interest expense increased $36,000 or 5.7% to $673,000 for the quarter ended September 30, 2004, compared to the year-earlier period. The largest increase was related to adoption of a new approach to product marketing and promotion of the Bank. Advertising expense increased $11,000 to $18,000 for the quarter ended September 30, 2004. Other items contributing to higher non-interest expense included printing and supplies, salaries and employee benefits, and computer processing fees. Decreases in net occupancy expense and legal and professional fees partially offset the overall increase in non-interest expense.

Recognition of income tax credits for the Bank's investment in Cunot Apartments, L.P., a local low-income senior housing development, totaled $27,000 for both quarters ended September 30, 2004 and 2003. The Company's effective tax rates for the quarters ended September 30, 2004 and 2003 were 20.3% and 13.6%, respectively.

Asset Quality

Management has established valuation allowances sufficient to absorb estimated losses or exposure inherent in the Bank's asset structure. Adjustments to these allowances reflect management's assessment of various risk factors which include, but are not limited to, changes in the type and volume of the lending portfolio, level and trend of loan delinquencies, size of individual credit exposure, and effectiveness of collection efforts.

Loan loss provisions were $60,000 for each of the quarters ended September 30, 2004 and 2003. A regular assessment of loan loss allowance adequacy indicated that these provisions were required to maintain an appropriate allowance level. Among other factors, loan delinquency and foreclosure trends will influence the timing and amount of future provisions to the Bank's allowance for loan losses. At September 30, 2004, after net losses and recoveries, the allowance for loan losses was $356,000 or 0.66% of total loans, compared to $396,000 or 0.77% at June 30, 2004.

Management considered the allowance for loan losses at September 30, 2004, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and reevaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 2004 and September 30, 2003:

Balance, July 1, 2004        $395,923     Balance, July 1, 2003        $316,418
Provision for loan losses      60,000     Provision for loan losses      60,000
Recoveries                        747     Recoveries                      1,175
Loans charged off            (101,063)    Loans charged off             (37,944)
                             --------                                   -------
Balance, September 30, 2004  $355,607     Balance, September 30, 2003  $339,649
                             ========                                  ========


Loans delinquent 90 days or more increased to $824,000 or 1.5% of total loans at September 30, 2004, compared to $636,000 or 1.2% of total loans at June 30, 2004. At September 30, 2004, non-performing assets were $1.8 million or 2.7% of total assets, compared to $1.6 million or 2.6% of total assets at June 30, 2004. Non-performing assets included $971,000 in Real Estate Owned ("REO") and other repossessed properties at September 30, 2004, compared to $990,000 three months earlier.

At September 30, 2004, unrealized market loss on equity securities available for sale totaled $21,000. Net unrealized market gain on mortgage-backed securities and agency bonds available for sale was $46,000 at that date. A deferred tax asset of $8,000 relates to unrealized tax benefits associated with the below-market equity securities.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 2004 and June 30, 2004, cash and interest-bearing deposits totaled $4.2 million and $3.6 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $6.5 million at the end of the first quarter. At September 30, 2004, borrowing from the FHLB totaled $17.0 million.

Shareholders' equity was $7.2 million or 10.9% of total assets at September 30, 2004. Book value at September 30, 2004 was $5.34 per share based on 1,356,050 outstanding shares. All regulatory capital requirements for the Bank were met as of September 30, 2004. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of September 30, 2004.

                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 ----------- ---------- ----------- ----------- ----------- ----------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 ----------- ---------- ----------- ----------- ----------- ----------
Total capital *(to risk weighted assets)            $6,280      14.5%     $3,458        8.0%        $4,322    10.0%

Tier 1 capital *(to risk weighted assets)            5,924      13.7%      1,729        4.0%         2,593     6.0%

Tier 1 capital *(to adjusted total assets)           5,924       9.1%      2,641        4.0%         3,266     5.0%

*As defined by the regulatory agencies


                                       14

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

At June 30, 2004, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's NPV would decrease 8.7% and 34.6% in the event of 100 and 300 basis point increases in market interest rates respectively. It was estimated that the same 100 and 300 basis point increases in market interest rates would have caused NPV to decrease 2.1% and 12.4% respectively at June 30, 2003. The Bank's NPV at June 30, 2004 would increase 4.5% in the event of a 100 basis point decrease in market rates. A year earlier, a 100 basis point decrease in market rates would have increased NPV 2.5%.

Presented below, as of June 30, 2004 and 2003, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained shifts in market interest rates.


                                  June 30, 2004
                     Net Portfolio Value Summary Performance

                                                               NPV as % of
                                                            Present Value (PV)
 Change                    Net Portfolio Value                of Assets
In Rates    $ Amount      $ Change     % Change        NPV Ratio       Change
--------    --------      --------     --------        ---------       ------
                             (Dollars in thousands)
 +300 bp*    $7,145       $(3,776)      (34.58)%         11.39%       (485) bp
 +100 bp      9,968          (953)       (8.73)          15.12        (112) bp
    0 bp     10,921             0         0.00           16.24        ----
 -100 bp     11,416           495         4.53           16.73          49  bp

*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

           Pre-Shock NPV Ratio:  NPV as % of PV of Assets          16.24%
           Exposure Measure:  Post-Shock NPV Ratio                 13.43%
           Sensitivity Measure:  Change in NPV Ratio               282 bp




                                  June 30, 2003
                     Net Portfolio Value Summary Performance

                                                               NPV as % of
                                                            Present Value (PV)
 Change                    Net Portfolio Value                of Assets
In Rates    $ Amount      $ Change     % Change        NPV Ratio       Change
--------    --------      --------     --------        ---------       ------
                             (Dollars in thousands)
 +300 bp*    $8,766       $(1,240)      (12.39)%         13.88%       (120) bp
 +100 bp      9,801          (205)       (2.05)          14.96         (12) bp
    0 bp     10,006             0         0.00           15.08        ----
 -100 bp     10,252           246         2.46           15.24          16  bp

*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

           Pre-Shock NPV Ratio:  NPV as % of PV of Assets          15.08%
           Exposure Measure:  Post-Shock NPV Ratio                 14.67%
           Sensitivity Measure:  Change in NPV Ratio                41bp

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.     None.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a five percent (5.0%) stock repurchase plan on May 25, 2000. No shares were repurchased, pursuant to that plan, during the quarter ended September 30, 2004. In accordance with that plan, 64,000 shares remain that may, from time to time, be purchased on the open market by the Company.


Item 3.  Defaults upon Senior Securities.    None.


Item 4.  Submission of Matters to a Vote of Security Holders.

On October 12, 2004, the Company held its eighth annual meeting of shareholders at which time matters submitted to a vote of stockholders included an election of two Company directors, approval of the 2004 Recognition and Retention Plan and Trust and ratification of the appointment of BKD, LLP as auditors for the fiscal year ending June 30, 2005.


      Director Nominees              For         Against    Abstain     Non-Vote
      -----------------              ---         -------    -------     --------
Kurt D. Rosenberger - 3 years     1,132,247       25,982       -        197,821
Stephen Parrish     - 3 years     1,022,894      135,335       -        197,821

         Other Matters
         -------------
Recognition and Retention Plan      765,813      173,173     1,500      415,564

Auditors                          1,145,127       11,802     1,300      197,821


The other directors continuing in office after the annual meeting are Frank R. Stewart, Tad Wilson, John T. Gillaspy, Gary M. Monnett and Robert W. Raper.


Item 5.  Other Information.     None.


Item 6.  Exhibits.

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



                                         HOME FINANCIAL BANCORP




Date:    November 15, 2004               By: /s/ Kurt D. Rosenberger
                                             -----------------------------------
                                             Kurt D. Rosenberger
                                             President and
                                             Chief Executive Officer




Date:    November 15, 2004               By: /s/ Gary M. Monnett
                                             -----------------------------------
                                             Gary M. Monnett
                                             Executive Vice President and
                                             Chief Financial Officer