Form 10QSB
period 2004-12-31
HOME FINANCIAL BANCORP
filed 2005-02-10
CIK 1009242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004 OR

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 2005 was 1,356,050.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                             Home Financial Bancorp

                                   Form 10-QSB

                                      Index
                                                                        Page No.

Forward Looking Statements                                                  2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of
          December 31, 2004 (Unaudited) and June 30, 2004                   3

          Consolidated Condensed Statements of Income for the
          three months ended December 31, 2004 and 2003
          (Unaudited)                                                       4

          Consolidated Condensed Statements of Income for the
          six months ended December 31, 2004 and 2003
          (Unaudited)                                                       5

          Consolidated Condensed Statements of Shareholders' Equity
          for the six months ended December 31, 2004 and 2003
          (Unaudited)                                                       6

          Consolidated Condensed Statements of Cash Flows for the
          six months ended December 31, 2004 and 2003
          (Unaudited)                                                       7

          Notes to Consolidated Condensed Financial Statements              9

Item 2. Management's Discussion and Analysis or Plan of Operation          13

Item 3. Controls and Procedures                                            21

PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                  22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        22
Item 3. Defaults upon Senior Securities                                    22
Item 4. Submission of Matters to a Vote of Security Holders                22
Item 5. Other Information                                                  22
Item 6. Exhibits                                                           22

SIGNATURES                                                                 23

EXHIBITS                                                                   24

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

PART 1.  FINANCIAL INFORMATION

                                                        HOME FINANCIAL BANCORP

                                                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        December 31,                 June 30,
                                                                            2004                       2004
                                                                            ----                       ----
                                                                         (Unaudited)
ASSETS
    Cash                                                                 $     505,806            $     818,890
    Short-term interest-bearing deposits                                     3,893,061                2,816,208
                                                                  -------------------------- -------------------------
        Total cash and cash equivalents                                      4,398,867                3,635,098
    Investment securities available for sale                                 2,238,715                2,438,445
    Loans                                                                   55,297,002               51,117,073
    Allowance for loan losses                                                (379,941)                 (395,923)
                                                                  -------------------------- -------------------------
    Net loans                                                               54,917,061               50,721,150
    Real estate acquired for development                                       696,565                  438,771
    Premises and equipment                                                   2,083,406                2,120,358
    Federal Home Loan Bank stock                                             1,195,200                1,169,600
    Interest receivable                                                        356,460                  347,400
    Investment in limited partnership                                          428,655                  458,655
    Other assets                                                             1,761,272                2,096,936
                                                                  -------------------------- -------------------------
        Total assets                                                       $68,076,201              $63,426,413
                                                                  ========================== =========================

LIABILITIES
    Deposits
       Noninterest-bearing deposits                                        $ 3,197,959             $  2,413,553
       Interest-bearing deposits                                            38,684,432               36,482,892
                                                                  -------------------------- -------------------------
       Total deposits                                                       41,882,391               38,896,445
    Advances from Federal Home Loan Bank                                    18,500,000               17,000,000
    Other liabilities                                                          582,512                  404,274
                                                                  -------------------------- -------------------------
       Total liabilities                                                    60,964,903               56,300,719
                                                                  -------------------------- -------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
    Preferred stock, without par value:
    Authorized and unissued - 2,000,000 shares                                - - - -                  - - - -
    Common stock, without par value:
    Authorized - 5,000,000 shares
    Issued - 1,356,050 shares                                                3,059,159                3,059,159
    Additional paid-in capital                                                 259,678                  235,918
    Retained earnings                                                        4,097,937                3,918,668
    Unearned compensation RRP                                                 (292,626)                 (32,886)
    Unearned ESOP shares                                                       (42,029)                 (59,947)
    Accumulated other comprehensive income                                      29,179                    4,782

                                                                  -------------------------- -------------------------
        Total shareholders' equity                                           7,111,298                7,125,694
                                                                  -------------------------- -------------------------
        Total liabilities and shareholders' equity                         $68,076,201              $63,426,413
                                                                  ========================== =========================


See notes to consolidated condensed financial statements.

                                                         HOME FINANCIAL BANCORP

                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                  -------------------------- -------------------------
                                                                                2004                   2003
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                               $    1,149,361             $    1,094,145
    Deposits with financial institutions                                        20,966                     12,865
    Investment securities                                                       27,208                     27,978
    Federal Home Loan Bank stock                                                12,736                     14,356
                                                                  -------------------------- -------------------------
        Total interest income                                                1,210,271                  1,149,344
                                                                  -------------------------- -------------------------
Interest expense
    Deposits                                                                   224,612                    224,882
    Advances from Federal Home Loan Bank and other
          borrowings                                                           158,613                    179,798
                                                                  -------------------------- -------------------------
        Total interest expense                                                 383,225                    404,680
                                                                  -------------------------- -------------------------
Net interest income                                                            827,046                    744,664
    Provision for losses on loans                                               60,000                     60,000
                                                                  -------------------------- -------------------------
Net interest income after provision for losses on loans                        767,046                    684,664
                                                                  -------------------------- -------------------------
Other income
    Service charges on deposit accounts                                         52,261                     51,409
    Gain on sale of real estate acquired for development                         9,495                     20,021
    Equity in loss of limited partnership                                      (15,000)                   (12,000)
    Other income                                                                27,869                     17,485
                                                                  -------------------------- -------------------------
        Total other income                                                      74,625                     76,915
                                                                  -------------------------- -------------------------
Other expenses
    Salaries and employee benefits                                             330,168                    318,141
    Net occupancy expenses                                                      31,472                     20,241
    Equipment expenses                                                          16,106                     19,853
    Computer processing fees                                                    64,009                     59,662
    Printing and office supplies                                                20,049                     17,495
    Legal and accounting fees                                                   46,021                     39,520
    Director and committee fees                                                 16,250                     14,250
    Advertising expense                                                         10,632                     17,791
    Repossessed property expense                                                46,521                     42,997
    Other expenses                                                              78,376                     73,324
                                                                  -------------------------- -------------------------
        Total noninterest expenses                                             659,604                    623,274
                                                                  -------------------------- -------------------------
Income before income taxes                                                     182,067                    138,305
    Income tax expense                                                          44,470                     27,390
                                                                  -------------------------- -------------------------
Net income                                                                 $   137,597                $   110,915
                                                                  ========================== =========================

Basic net income per share                                                  $      .11                 $      .08
Diluted net income per share                                                $      .10                 $      .08
Dividend per share                                                          $      .03                 $      .03

See notes to consolidated condensed financial statements.

                                                         HOME FINANCIAL BANCORP

                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                  -------------------------- -------------------------
                                                                                2004                   2003
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)
Interest income
    Loans                                                               $    2,277,250             $    2,202,524
    Deposits with financial institutions                                        35,579                     24,617
    Investment securities                                                       52,198                     58,802
    Federal Home Loan Bank stock                                                25,337                     27,145
                                                                  -------------------------- -------------------------
        Total interest income                                                2,390,364                  2,313,088
                                                                  -------------------------- -------------------------
Interest expense
    Deposits                                                                   442,824                    461,846
    Advances from Federal Home Loan Bank and other
          borrowings                                                           310,600                    362,151
                                                                  -------------------------- -------------------------
        Total interest expense                                                 753,424                    823,997
                                                                  -------------------------- -------------------------
Net interest income                                                          1,636,940                  1,489,091
    Provision for losses on loans                                              120,000                    120,000
                                                                  -------------------------- -------------------------
Net interest income after provision for losses on loans                      1,516,940                  1,369,091
                                                                  -------------------------- -------------------------
Other income
    Service charges on deposit accounts                                        107,839                    107,686
    Gain on sale of real estate acquired for development                         9,417                     31,727
    Net loss on available for sale securities                                    - - -                     (1,231)
    Equity in loss of limited partnership                                      (30,000)                   (24,000)
    Other income                                                                52,147                     32,020
                                                                  -------------------------- -------------------------
        Total other income                                                     139,403                    146,202
                                                                  -------------------------- -------------------------
Other expenses
    Salaries and employee benefits                                             639,407                    618,539
    Net occupancy expenses                                                      62,954                     62,154
    Equipment expenses                                                          31,905                     40,565
    Computer processing fees                                                   130,248                    118,412
    Printing and office supplies                                                39,522                     25,848
    Legal and accounting fees                                                  116,694                    119,508
    Director and committee fees                                                 33,050                     26,700
    Advertising expense                                                         28,543                     24,566
    Repossessed property expense                                                94,644                     85,207
    Other expenses                                                             155,117                    139,269
                                                                  -------------------------- -------------------------
        Total noninterest expenses                                           1,332,084                  1,260,768
                                                                  -------------------------- -------------------------
Income before income taxes                                                     324,259                    254,525
    Income tax expense                                                          73,340                     43,139
                                                                  -------------------------- -------------------------
Net income                                                                 $   250,919                $   211,386
                                                                  ========================== =========================

Basic and diluted net income per share                                      $      .19                 $      .16
Dividend per share                                                          $      .06                 $      .06

See notes to consolidated condensed financial statements.





                                                        HOME FINANCIAL BANCORP

                                                              Form 10-QSB

                                       CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             2004                       2003
                                                                                      (Unaudited)

Balance, July 1                                                           $7,125,694                 $6,721,307
Net income                                                                   250,919                    211,386
Contribution for unearned RRP shares                                        (267,000)                  - - - -
Fair value adjustment of ESOP shares                                          23,760                     22,158
ESOP shares earned                                                            17,918                     17,918
RRP shares earned                                                              7,260                      7,260
Cash dividends                                                               (71,649)                   (71,649)
Net change in unrealized gain on securities available for sale                24,396                     12,764
                                                                  -------------------------- -------------------------
Balance, December 31                                                      $7,111,298                 $6,921,144
                                                                  ========================== =========================


See notes to consolidated condensed financial statements.


                                                        HOME FINANCIAL BANCORP

                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                  -------------------------- -------------------------
                                                                                2004                   2003
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income                                                                   $   250,919                $   211,386
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                                    120,000                    120,000
    Depreciation                                                                  56,107                     61,292
    Losses realized on securities available for sale                                 - -                      1,231
    Gain on sale of foreclosed assets                                             (1,911)                   (16,318)
    Gain on sale of real estate acquired for development                          (9,495)                   (31,727)
    Loss from operations of limited partnership                                   30,000                     24,000
    Change in interest receivable                                                 (9,060)                    42,315
    Fair value adjustment of ESOP shares                                          23,760                     22,158
    Amortization of unearned ESOP shares                                          17,918                     17,918
    Amortization of unearned RRP shares                                            7,260                      7,260
    Other adjustments                                                            333,096                     16,322
                                                                  -------------------------- -------------------------
        Net cash provided by operating activities                                818,594                    475,837
                                                                  -------------------------- -------------------------

INVESTING ACTIVITIES
Purchases of securities available for sale                                      (150,000)                     - - -
Proceeds from sale of securities available for sale                              - - - -                        109
Proceeds from maturities and repayments of investment
     securities available for sale                                               380,882                    718,512
Net changes in loans                                                          (4,830,779)                   234,834
Purchases of Federal Home Loan Bank stock                                        (25,600)                   (27,900)
Purchases of premises and equipment                                              (19,155)                  (103,143)
Proceeds from sale of foreclosed assets                                          690,830                     70,545
Purchases of real estate for development                                        (278,682)                   (45,817)
Proceeds from sale of real estate for development                                 30,383                    129,852
                                                                  -------------------------- -------------------------
         Net cash provided (used) by investing activities                     (4,202,121)                   976,992
                                                                  -------------------------- -------------------------

FINANCING ACTIVITIES
Net change in:
    Deposits - noninterest bearing                                               784,406                   (368,501)
    Deposits - interest bearing                                                2,201,539                    308,878
Proceeds from Federal Home Loan Bank advances                                  4,500,000                      - - -
Repayment of Federal Home Loan Bank advances                                  (3,000,000)                (1,000,000)
Contribution of RRP shares                                                      (267,000)                     - - -
Cash dividends                                                                   (71,649)                   (71,649)
                                                                  -------------------------- -------------------------
         Net cash provided (used) by financing activities                      4,147,296                 (1,131,272)
                                                                  -------------------------- -------------------------



                                                                                   Six Months Ended
                                                                                     December 31,
                                                                  -------------------------- -------------------------
                                                                                2004                   2003
                                                                  -------------------------- -------------------------
                                                                                      (Unaudited)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          763,769                    321,557

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 3,635,098                  4,612,058
                                                                  -------------------------- -------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   4,398,867              $   4,933,615
                                                                  ========================== =========================

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY INFORMATION
Interest paid                                                            $       741,317             $      823,338
Income tax paid                                                                      - -                     58,914


See notes to consolidated condensed financial statements.

                             HOME FINANCIAL BANCORP

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Home Financial Bancorp ("Company") and its subsidiaries, Owen Community Bank, s.b. ("Bank") and OCB Insurance Agency, Inc. ("OCBIA").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. These consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's
Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of those expected for the remainder of the year. The consolidated condensed balance sheet of the Company as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.


NOTE B:  Earnings Per Share

Earnings per share were computed as follows:

For  the  Three  Months  Ended
December 31,                                         2004                                       2003
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:
    Income Available to
    Common Stockholders                 $137,597    1,306,392      $  0.11         $110,915    1,306,325       $  0.08
                                                              =============                              =============
Effect of Dilutive Securities                  0       22,442                             0       24,207
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $137,597    1,328,834      $  0.10         $110,915    1,330,532       $  0.08
                                   ========================================    =======================================




For  the  Six  Months  Ended
December 31,                                         2004                                       2003
                                   ----------------------------------------    ---------------------------------------
                                                   Weighted       Per                         Weighted       Per
                                        Net        Average       Share             Net        Average       Share
                                      Income        Shares       Amount           Income       Shares       Amount
                                   ----------------------------------------    ---------------------------------------
Basic Earnings Per Share:

    Income Available to
    Common Stockholders                 $250,919    1,313,413      $  0.19         $211,386    1,304,533       $  0.16
                                                              =============                              =============
Effect of Dilutive Securities                  0       21,447                             0       20,779
                                   ---------------------------                 --------------------------
Diluted Earnings Per Share:
    Income Available to
    Common Stockholders                 $250,919    1,334,860      $  0.19         $211,386    1,325,312       $  0.16
                                   ========================================    =======================================




NOTE C:  Other Comprehensive Income
                                                                                               2004
                                                                                                Tax
For the Three Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the quarter                        $23,425          $(9,276)        $14,149
                                                                          -----------------------------------------------
Other comprehensive income                                                   $23,425          $(9,276)        $14,149
                                                                          ===============================================


                                                                                               2003
                                                                                                Tax
For the Three Months Ended                                                  Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the quarter                        $14,483          $(5,734)        $ 8,749
                                                                          -----------------------------------------------
Other comprehensive income                                                   $14,483          $(5,734)        $ 8,749
                                                                          ===============================================



                                                                                               2004
                                                                                                Tax
For the Six Months Ended                                                    Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the year                           $40,396         $(15,999)        $24,397
                                                                          -----------------------------------------------
Other comprehensive income                                                   $40,396         $(15,999)        $24,397
                                                                          ===============================================


                                                                                               2003
                                                                                                Tax
For the Six Months Ended                                                    Before-Tax       (Expense)      Net-of-Tax
December 31                                                                   Amount          Benefit         Amount
                                                                          -----------------------------------------------
Unrealized gains on securities:
  Unrealized holding gains arising during the year                           $19,899          $(7,879)        $12,020
  Less: reclassification adjustment for losses realized in net income         (1,231)             487            (744)
                                                                          -----------------------------------------------
Other comprehensive income                                                   $21,130          $(8,366)        $12,764
                                                                          ===============================================


NOTE D: Recent Accounting Pronouncements

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

In December, 2004, the FASB issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company will first report compensation cost under SFAS 123R in its third fiscal quarter ending March 31, 2006 using the modified prospective method. For liability-classified awards, the Company will initially measure the cost of employee services received in exchange for an award based on its current fair value; the fair value will be remeasured subsequently at each reporting date through the settlement date, and changes in fair value will be recognized as compensation cost. For equity-classified awards, the grant date fair value will be recognized in earnings over the requisite service period. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.

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

During the quarter, the Bank recorded $15,000 as its share of net operating losses from the project, reducing its net investment to $429,000 at December 31, 2004. Income tax credits related to this investment reduced the Company's first quarter federal income tax expense by $27,000.

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


Financial Condition

At December 31, 2004, total assets were $68.1 million. Assets increased $4.7 million or 7.3% since June 30, 2004. Assets increased due to a $4.2 million or 8.2% increase in total loans to $55.3 million. Despite the purchase of a $150,000 local municipal bond during the period, pay-downs on mortgage-backed securities led to a $200,000 or 8.2% decrease in total investment securities. Cash and cash equivalents increased 21.0% to $4.4 million.

The allowance for loan losses decreased 4.0% to $380,000 from $396,000 six months earlier. Net loan losses for the two-quarter period ended December 31, 2004 were $136,000, compared to $57,000 for the year-earlier period. Periodic provisions to loan loss allowances reflect management's view of risk in the Company's entire loan portfolio due to a number of dynamic factors, including current economic conditions, quantity of outstanding loans and loan delinquency trends. Management considered the level of loan loss allowances at December 31, 2004 to be adequate to cover estimated losses inherent in the loan portfolio at that date.

It is the Bank's policy to maintain the loan loss allowance at a level that will absorb all estimated losses in the Bank's loan portfolio. Recognition of losses during the first six months of fiscal 2005 reduced estimated losses remaining in the portfolio as of December 31, 2004. Further, recent growth in the loan portfolio is characterized by lower credit risk due to more conservative underwriting standards adopted during the previous year. Management's conclusions regarding the adequacy of the allowance are based on its best estimate of the total losses inherent in the portfolio as of the evaluation date.

Deposits increased $3.0 million or 7.7% to $41.9 million as of December 31, 2004. Contributing to this increase, non-interest-bearing deposits increased $784,000 or 32.5% to $3.2 million, compared to six months earlier. Total borrowings increased $1.5 million or 8.8% to $18.5 million at December 31, 2004.

Shareholders' equity was $7.1 million or 10.4% of total assets at December 31, 2004. The Company's book value per share was $5.24 based on 1,356,050 shares outstanding. Factors impacting shareholder equity during the first half of fiscal 2005 included net income, two quarterly cash dividends totaling $.06 per share, a $24,000 increase in unrealized gain on securities available for sale, and $260,000 net increase in unamortized costs associated with stock-based employee benefit plans.

The increase in unamortized costs for stock-based employee benefit plans resulted from the purchase of 50,000 shares of the Company's common stock by the Trustee of the Owen Community Bank, s.b. Recognition and Retention Plan and Trust ("Plan") for $267,000, or $5.34 per share, in a private transaction on November 30, 2004. These shares were approved by the Company's shareholders on October 12, 2004 and will be used to make future awards of shares under the Plan.


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2004 and 2003

For the quarter ended December 31, 2004, the Company reported a 24.3% increase in earnings compared to the same period in 2003. Net income for the fiscal second quarter was $138,000, or $.11 basic earnings per share and $.10 diluted earnings per share. For the same period last year, net income was $111,000 or $.08 basic and diluted earnings per share.

Interest income increased $61,000 or 5.3% for the three months ended December 31, 2004, compared to the same period in 2003. Interest from loans increased $55,000 or 5.0% to $1.1 million. This increase resulted from a higher average balance of loans outstanding. Loans outstanding at December 31, 2004 reflected an increase of $4.2 million or 8.2% compared to a year earlier.

The increase in interest income combined with lower interest expense to produce an increase in net interest income. Interest expense for deposits and borrowings decreased $21,000 or 5.3% to $383,000. Maturity of higher rate certificates of deposit and borrowings in a period of lower interest rates led to this overall decline in the cost of funds. The Company's cost of funds fell 34 basis points to 2.77% for the quarter ended December 2004 from 3.11% a year earlier.

The Company's net interest margin for the quarter ended December 31, 2004 increased to 5.5%, compared to 5.3% for the quarter ended December 31, 2003. Net interest income before the provision for loan losses increased 11.0% to $827,000 for the three months ended December 31, 2004, compared to $745,000 a year earlier.

Loan loss provisions were unchanged, totaling $60,000 for quarters-ended December 31, 2004 and 2003. A regular assessment of loan loss allowance adequacy indicated that these provisions were required to maintain an appropriate allowance level. The volume, composition and quality of the loan portfolio, as well as actual loan loss experience, will influence the need for future loss provisions.

Non-interest income was $75,000 for the three months ended December 31, 2004. For the same period last year, non-interest income was $77,000. Gain on sale of real estate held for investment totaled $9,000, compared to $20,000 for the same period last year. More frequent non-customer ATM use increased related service fee income to $11,000, compared to $2,000 for the year-earlier period.

Non-interest expense increased 5.9% to $660,000 from $623,000 for the same period a year earlier. Modest increases in several expense categories, such as salaries and employee benefits and professional fees, contributed to this increase. In addition, net occupancy expense increased $11,000 compared to the year-earlier period. However, occupancy expense was unusually low for the quarter-ended December 31, 2003 due to a $16,000 adjustment to accrued property taxes.

Company's management and directors have been investigating the possibility of de-listing its stock and de-registering with the Securities and Exchange Commission ("SEC"). The Company is primarily concerned with the escalating costs and additional allocation of management's time that is becoming necessary under the Sarbanes-Oxley Act of 2002. This concern is further heightened under the pending implementation of Section 404 that will impact the Company beginning with the fiscal year ended June 30, 2006.

This de-registering strategy would reduce future expenses associated with SEC reporting requirements as well as NASDAQ filing fees, but would also result in the Company's common stock no longer being quoted on the NASDAQ Small Cap Market. In order to de-register, the Company must first have fewer than 300 shareholders of record. The Company currently does have fewer than 300 shareholders of record. The Company's shares trade infrequently and residents of Indiana hold many shares. Therefore, it is management's belief that any negative impact on the liquidity of the shares as a result of de-registering and de-listing would be minimal.


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2004 and 2003

For the six-month period ended December 31, 2004, net income grew 19.0% to $251,000, or $.19 earnings per share. Net income was $211,000 or $.16 earnings per share for the six months ended December 31, 2003.

Net interest income before the provision for loan losses increased 9.9% to $1.6 million from $1.5 million, for the year-earlier period due to an increase of interest income from loans. Interest income from loans increased $75,000 or 3.4% compared to the same period in 2003. The increase in loan revenue resulted from a larger balance of outstanding loans during the first half of fiscal 2005 compared to the year-earlier period.

Interest expense for deposits and borrowings decreased $71,000 or 8.6%. Interest expense fell due to a reduction in the volume of higher-costing borrowings and time deposits. An increase in non-interest bearing deposit balances also contributed to the overall decrease in funding costs.

Loan loss provisions were unchanged at $120,000 for the six month periods-ended December 31, 2004 and 2003. These loan loss provisions reflect management's assessment of various risk factors including, but not limited to, the level and trend of loan delinquencies, and the effectiveness of collection efforts.

Non-interest income was $139,000 for the first half of fiscal 2005, compared to $146,000 a year earlier. For the six months ended December 31, 2004, gain on the sale of real estate acquired for development decreased to $9,000 from $32,000 for the year-earlier period. Offsetting some of that decrease, service fee income for non-customer ATM use increased $15,000, compared to the year-earlier period.

Non-interest expense increased $71,000 or 5.7% to $1.3 million for the six-month period ended December 31, 2004. Higher salaries and employee benefits, computer processing fees, plus printing and supplies expense combined to drive up non-interest expense. Partially offsetting the overall increase, equipment expense decreased compared to the same six-month period a year earlier.

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

Loan loss provisions were $60,000 for each of the quarters ended December 31, 2004 and 2003. A regular assessment of loan loss allowance adequacy indicated that these provisions were required to maintain an appropriate allowance level. Among other factors, loan delinquency and foreclosure trends will influence the timing and amount of future provisions to the Bank's allowance for loan losses. At December 31, 2004, after net losses and recoveries, the allowance for loan losses was $380,000 or 0.69% of total loans, compared to $396,000 or 0.77% at June 30, 2004.

Management considered the allowance for loan losses at December 31, 2004, to be adequate to cover estimated losses inherent in the loan portfolio at that date, including probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates that are subject to change and reevaluation over time.

The following table sets forth the changes affecting the allowance for loan losses for the six months ended December 31, 2004 and December 31, 2003:

Balance, July 1, 2004               $395,923         Balance, July 1, 2003              $316,418
Provision for loan losses            120,000         Provision for loan losses           120,000
Recoveries                             1,674         Recoveries                            2,609
Loans charged off                   (137,656)        Loans charged off                   (59,777)
                                    --------                                            --------
Balance, December 31, 2004          $379,941         Balance, December 31, 2003         $379,250

Loans delinquent 90 days or more increased to $1.2 million or 2.2% of total loans at December 31, 2004, compared to $636,000 or 1.2% of total loans at June 30, 2004. At December 31, 2004, non-performing assets were $2.0 million or 3.0% of total assets, compared to $1.6 million or 2.6% of total assets at June 30, 2004. Non-performing assets included $815,000 in Real Estate Owned ("REO") and other repossessed properties at December 31, 2004, compared to $990,000 six months earlier.

At December 31, 2004, unrealized market gain on equity securities available for sale totaled $5,000. Net unrealized market gain on mortgage-backed securities and agency bonds available for sale was $43,000 at that date. A deferred tax liability of $19,000 relates to unrealized tax expense associated with the above-market securities.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 2004 and June 30, 2004, cash and interest-bearing deposits totaled $4.4 million and $3.6 million, respectively.

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

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). Based on the percentage of Company assets classified as "qualified investments" excess borrowing capacity was approximately $5.5 million at the end of the second quarter. At December 31, 2004, borrowing from the FHLB totaled $18.5 million.

Shareholders' equity was $7.1 million or 10.4% of total assets at December 31, 2004. Book value at December 31, 2004 was $5.24 per share based on 1,356,050 outstanding shares. All regulatory capital requirements for the Bank were met as of December 31, 2004. Although the real estate development operations of the Bank's subsidiary are permissible activities under the Bank's charter, the OTS requires that the Bank deduct its investment in the subsidiary from its capital for purposes of calculating regulatory capital amounts and ratios.

The Bank's actual and required capital amounts (in thousands) and ratios were as follows as of December 31, 2004.

                                                                        Required For Adequate    Required To Be Well
                                                        Actual                 Capital*             Capitalized*
                                                 ----------- ---------- ----------- ----------- ----------- ----------
                                                   Amount      Ratio      Amount      Ratio       Amount      Ratio
                                                 ----------- ---------- ----------- ----------- ----------- ----------

Total capital *(to risk weighted assets)            $5,894      13.5%     $3,489        8.0%        $4,361    10.0%

Tier 1 capital *(to risk weighted assets)            5,514      12.6%      1,744        4.0%         2,617     6.0%

Tier 1 capital *(to adjusted total assets)           5,514       8.3%      2,658        4.0%         3,322     5.0%

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

At September 30, 2004, the most recent available analysis of the subsidiary Bank's interest rate risk position, it was estimated that the Bank's NPV would decrease 6.8% and 31.8% in the event of 100 and 300 basis point increases in market interest rates respectively. It was estimated that the same 100 and 300 basis point increases in market interest rates would have caused NPV to decrease 3.7% and 17.3% respectively at September 30, 2003. The Bank's NPV at September 30, 2004 would increase 3.4% in the event of a 100 basis point decrease in market rates. A year earlier, a 100 basis point decrease in market rates would have increased NPV 3.2%.

Presented below, as of September 30, 2004 and 2003, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained shifts in market interest rates.


                                                          September 30, 2004
                                                Net Portfolio Value Summary Performance
                                                                                                 NPV as % of
                                                                                              Present Value (PV)
           Change                         Net Portfolio Value                                     of Assets
           In Rates       $ Amount             $ Change             % Change           NPV Ratio                Change
           --------       --------             --------             --------           ---------                -------
                                    (Dollars in thousands)
        +300 bp*           $7,470             $(3,481)                (31.79)%          11.34%              (418) bp
        +100 bp            10,201                (750)                 (6.85)           14.73               ( 79) bp
           0 bp            10,951                   0                   0.00            15.52                ---
        -100 bp            11,322                 371                   3.39            15.82                 30  bp

*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock NPV Ratio:  NPV as % of PV of Assets        15.52%
                  Exposure Measure:  Post-Shock NPV Ratio               13.23%
                  Sensitivity Measure:  Change in NPV Ratio            228 bp


                                                          September 30, 2003
                                                Net Portfolio Value Summary Performance
                                                                                                 NPV as % of
                                                                                              Present Value (PV)
           Change                         Net Portfolio Value                                     of Assets
           In Rates       $ Amount             $ Change             % Change           NPV Ratio                Change
           --------       --------             --------             --------           ---------                -------
                                    (Dollars in thousands)
        +300 bp*           $8,046             $(1,681)                (17.28)%          12.93%              (189) bp
        +100 bp             9,369                (357)                 (3.68)           14.48                (34) bp
           0 bp             9,727                   0                   0.00            14.82                  ----
        -100 bp            10,036                 309                   3.18            15.08                 26  bp

*Basis Points.
             Interest Rate Risk Measures: 200 Basis Point Rate Shock

                  Pre-Shock NPV Ratio:  NPV as % of PV of Assets        14.82%
                  Exposure Measure:  Post-Shock NPV Ratio               13.89%
                  Sensitivity Measure:  Change in NPV Ratio              93bp

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                            None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a five percent (5.0%) stock repurchase plan on May 25, 2000. No shares were repurchased, pursuant to that plan, during the quarter ended December 31, 2004. In accordance with that plan, 64,000 shares remain that may, from time to time, be purchased on the open market by the Company.

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

         Other Matters
         --------------
Recognition and Retention Plan           765,813         173,173           1,500           415,564

Auditors                               1,145,127          11,802           1,300           197,821


The other directors continuing in office after the annual meeting are Frank R. Stewart, Tad Wilson, John T. Gillaspy, Gary M. Monnett and Robert W. Raper.

Item 5.  Other Information.                                            None.

Item 6.  Exhibits.


10        Owen Community  Bank,  s.b.  Recognition  and Retention Plan and Trust

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



                                           HOME FINANCIAL BANCORP


Date:    February 10, 2005                 By: /s/ Kurt D. Rosenberger
                                              ----------------------------------
                                              Kurt D. Rosenberger
                                              President and
                                              Chief Executive Officer




Date:    February 10, 2005                 By: /s/ Gary M. Monnett
                                              ----------------------------------
                                              Gary M. Monnett
                                              Executive Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                Exhibit Description

10 Owen Community Bank, s.b. Recognition and Retention Plan and Trust (incorporated by reference from Exhibit C to the Schedule 14A, Proxy Statement Pursuant to Section 14(a), filed by Home Financial Bancorp on September 16, 2004)

31(1)     Certification required by 17 C.F.R. 240.13a-14(a).

31(2)     Certification required by 17 C.F.R. 240.13a-14(a).

32        Certification required by 18 U.S.C. 1350.